Form 10KSB
period 2002-03-31
IGAMES ENTERTAINMENT INC
filed 2002-06-06
CIK 1165271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                            ANNUAL REPORT PURSUANT TO
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Fiscal Year ended March 31, 2002

                           iGAMES ENTERTAINMENT, INC.
                           --------------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                       88-0501468
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

301 Yamato Road, Suite 3131, Boca Raton, Florida                        33431
------------------------------------------------                      ----------
    (Address of principal executive offices)                          (Zip Code)

Issuer's telephone number (561) 995 - 0075
                          ----------------

Securities registered under Section 12(b) of the Act:

        Title of each class                    Name of each exchange on which
                                                  each class is registered

-------------------------------------       ------------------------------------

Securities registered under Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes   X      No
                                                             -----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     -----

State issuer's revenues for its most recent fiscal year:   $40,000
                                                         -----------

The aggregate market value of the common equity held by non-affiliates as of June 6, 2002 was $2,353,500 (1)
                 ----------

The number of shares outstanding of the issuer's common stock as of
June 1, 2002 is  8,230,000
                -----------
Transitional Small Business Disclosure Format (check one):       Y    X   N
                                                           -----    -----

(1) Based on the price per share as stated in the Registration Statement on Form SB-2 filed by Registrant on January 18, 2002, as amended.

                           FORWARD LOOKING STATEMENTS

The Registrant cautions readers that certain important factors may affect actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Registrant. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "plan," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.

                                TABLE OF CONTENTS
                                   FORM 10-KSB

                                                                            Page
                                                                            ----
                                     Part I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS...............................................2

Item 2.  DESCRIPTION OF PROPERTY..............................................13

Item 3.  LEGAL PROCEEDINGS....................................................13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................13

                                     Part II
                                     -------

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............13

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............16

Item 7.  FINANCIAL STATEMENTS.................................................17

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................17

                                    Part III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................18

Item 10. EXECUTIVE COMPENSATION...............................................19

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......20

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................21

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................21

SIGNATURES ...................................................................23

                                     Part I

Item 1.  Description of Business

Overview.

         iGames Entertainment is a developer of gaming and security systems for the hospitality, cable, gaming and sports betting industries within regulated jurisdictions. Founded in 1999 with the aim of producing government approved casino gaming software, iGames Entertainment specializes in the creation of proprietary technology that allows guests or residents within legal jurisdictions to remotely wager on sporting events or play multi-player casino style table games through a customized, branded casino. iGames Entertainment's other products include a technology infrastructure for management of a sportsbook, remote and "in room" gaming through set top boxes, as well as patented slot security technology.

         Unlike many other providers of casino operating software, iGames Entertainment has never permitted its licensees to accept wagers from the United States or any jurisdiction in which remote gaming is not legal. iGames Entertainment has developed a comprehensive multi-player networked gaming platform, supporting a diverse range of gaming and entertainment applications.

         Our technical and development staff is comprised of experienced professionals with a knowledge base covering all aspects of game development including Java programmers, graphic designers, 3D modelers and web developers. Our proprietary gaming software is developed from our South Florida offices with a creative services department specializing in full multimedia site production, including 3D walk-through environments, video streaming and sound production.

         Our suite of gaming products enables our partners to offer their customers a reliable and secure gaming experience utilizing proven technology, completely new wagering opportunities and an integrated administrative back-end with multiple reporting functions including real time player tracking.

         We were originally incorporated in the State of Florida on May 9, 2001 under the name Alladin Software, Inc. On June 25, 2001, we changed our name to iGames Entertainment, Inc. On July 10, 2001, iGames Entertainment, Inc. was incorporated in Nevada, and iGames Entertainment, Inc., a Florida corporation, became a wholly-owned subsidiary.

Recent Developments.

         On February 15, 2002, we acquired the world-wide patents, trademarks and rights for a slot machine and video poker machine security product know as the Protector V.2 from IntuiCode, LLC in consideration for $100,000, a royalty of 50% of the gross sales price of all units sold, and $7,500 per month for a one year period for technical support. Jeremy Stein, our Chief Executive Officer, President and a director, is a principal member of Intuicode, LLC.

         The Protector V.2 is a combination of hardware and software "firmware" that is designed to prevent cheating in slot machines and video poker machines. Management believes the Protector V.2 possesses certain qualities making it entirely unique in the industry.

         Unlike previous solutions that have been somewhat effective on only a few cheating methods, the Protector V.2(TM) completely denies access to the slot machines of all major manufacturers, and has been proven effective on all known methods of hopper cheating, including, but not limited to:

 * Magnets
 * All Snake Optic Wands
 * Wire Hangers
 * Monkey Paws
 * Kick Stands
 * Shims and Sliders

The Protector V.2(TM) can stop theft at the point of attempt for virtually every form of slot machine cheating.

         The Protector V.2 works universally with the following brands of slot machine and video poker machine platforms, which collectively constitute more than 90% of the approximately four million regulated and non-regulated machines currently operated globally: IGT, Bally Gaming, Williams, Aristocrat, Konami, Sigma, Coderi, Unidesa, Franco and Acres brands of slot machines and machine platforms. IGT, which is the dominant market leader with an estimated 60% market share, shipped 12,600 new machines in the first quarter of 2002.

         Further, Management believes that a combination of trends should bolster market growth for slot machines and video poker machines in the near future, and therefore provide a significant market for the Protector V.2. First, there are additional new jurisdictions globally. Second, though the U.S. economic outlook may be improving, state budgets will likely continue to be tight, providing an additional incentive for states to seek new sources of revenue, such as casinos. Principal Products and Services and Principal Market.

         iGames Protector V.2- iGames Protector V.2 is the only patented product that will protect all brands of slot and video machines from known forms of hopper cheating. Through a strategic acquisition, the IP for the early version of "Protector" was acquired. Since the acquisition, the Protector V.2 has been further enhanced and testing has begun.

         The Protector V.2 will offer protection from all major forms of slot hopper cheating including; magnets, all snake optic wands, wire hangers, monkey paws, kick stands, shims and sliders. Industry research shows us that slot and video machines account for 69% to 75% of a casinos revenues and profits.

         Research tells us that slot cheating has accounted for hundreds of millions of dollars in losses to the casinos. We also know that over 29% of all the listings in the Nevada Black Book are slot cheats, yet studies show that 97.1% of all slot cheats never get caught.

         A rigorous internal testing period concluded April 29, 2002. Meetings and demonstrations have already been established with the Nevada Gaming Board, Colorado Gaming Board, Mississippi Board, GLI, and several non regulated entities such as Celebrity and Royal Caribbean Cruise Line. Management expects the Protector V.2 to provide an immediate basis for generating revenues and profits.

         The Protector V.2 will be sold through two venues; direct sales and both exclusive and non-exclusive distributors. Within those two channels, the Protector V.2 can be purchased outright, financed or leased. Details on pricing will be covered in detail later. However, the device will retail for $249.99 to $129.95, can be financed for $15.00 to $20.00 per month for 12 months, or leased for 2 years for $7.00 to $12.00.

         iGamesTV- iGames TV is a technology which allows hotel guests and MSO subscribers access to interactive sports wagering, traditional casino games or concierge services. Interactive gaming is the latest trend in Europe today. Hotel, casino and MSO operators who offer the iGamesTV interactive set-top-box or content will provide a new level of entertainment for their customers. Other features of iGamesTV include Video On Demand, live chat, target advertising and promotional opportunities as well as an optional DVD and CD player.

         iGamesTV can be licensed two ways. For hotels, casinos and other facilities the iGamesTV set-top box or kiosk can be installed and the content is hosted internally through an on location game server through an existing LAN. iGamesTV has also been developed with the home cable subscriber in mind. MSO's can have access to the games and sportsbook applications as additional content for their existing subscribers. iGamesTV content has been developed to integrate with most existing middle ware platforms as well. iGamesTV content will be licensed through a revenue share program with the facility or content provider.

         The iGamesTV content will be made available to the home subscriber for $9.95. For the home subscriber, this will be a yearly fee. For the hotel guest, this will be a daily fee. Based on the nature of the license, a percentage of the fee ranging from 10% to 50% will be shared back with the license. If iGames TV is licensed through the set-top box and deposit of $100.00 per box will be required. iGamesTV will be an alternative for both hotel and cruise ship operators as well as MSO's. Both are looking to expand their offering in a cost effective manner.

         iGamesTV allows hotel and cruise ship operators to extend their gaming opportunities beyond the casino floor. Convenience, privacy and uniqueness will make iGamesTV a successful proposition. For MSO's, strategic discussions have shown that casino gaming content is a very strong product for the home consumer. MSO's are just now looking at content providers who are well positioned to help them capture this market. Management believes that the iGamesTV can effectively serve that market.

         iCasinoware - Management believes that iCasinoware is the most advanced, instant play casino gaming system available today. Featuring visually stunning 2D or 3D graphics, realistic sounds and multi-player environments. iCasinoware features a selection of 21 classic casino games; including Blackjack, Craps, Texas Hold-Em, Caribbean Stud Poker, Baccarat, Roulette, slots, Video Poker and many more.

         iCasinoware is built around a fully integrated client/server-based software package which will deliver customized solutions in three key areas: gaming software, the games server, and management (back office) software. The "back-end" or administrative reporting tools can provide the operator with numerous reporting and tracking benefits right at your fingertips. Real time player tracking, transfers, new accounts and player stats and bonus-rewards programs are just a few of the tools available with iGames iCasinoware. iCasinoware is priced at $50,000 to $150,000 per license, depending on level of customization or personalized features. This licensing fee includes the software, support and customization.

         iCasinoware is being marketed to land based casinos, in both the United States and abroad, as well as other hospitality and gaming sources such as cruise ships and Para-mutual establishments. iGames will have success marketing this software because these entities are just now beginning to recognize the value both short term and long term of offering online gaming through their websites. The aim initially is to extend the brand, offer bonus rewards and benefits, but it is ultimately being done to poise them to take advantage of any positive legislation that will allow them to offer the games within their respective jurisdictions.

         iCasinoware is made for this market segment. It offers a licensee the opportunity to customize many aspects of the game and experience. Further, the download capability of the shockwave based software is more adaptable to a site that offers general information about a particular resort or facility as opposed to an online gaming site.


         iSportsBook- Through a strategic partnership with a licensed Nevada based entity, iGames Entertainment can now offer a Nevada Licensed sportsbook application for both online and facility based sportsbooks. Already licensed and in use with resorts in Las Vegas, Nevada, the iSportsBook will be fully integrated with the iCasinoware and iGamesTV product to offer customers a fully licensed, comprehensive solution for either their land based operations, or licensed online operation.

         Management believes the integrated iSportsBook and iCasinoware product once approved by Nevada, will be a viable product for our company. The product provides both an attractive and easy to use front end, as well as a robust, secure administrative back-end featuring real time reporting and player tracking. iSportsBook software will be licensed for $75,000 dollars plus monthly maintenance fees as a stand alone product or for $150,000 dollars if integrated with the iCasinoware or iGamesTV.

         Set forth below are our current and anticipated software products.

--------------------------------------------------------------------------------
Name of Product             Anticipated Release         Brief Description
                                   Dates
--------------------------------------------------------------------------------
iGames TV Set Top Box             Current               Television set top box
                                                        which allows Interactive
                                                        online gaming. Targeted
                                                        customers include hotels
                                                        and MSO's. for marketing
                                                        include the United
                                                        Kingdom, Asia, and, when
                                                        approved, Nevada, USA.

--------------------------------------------------------------------------------
SMS Wizard                        Current               Software which allows
                                                        two-way SMS mobile text
                                                        messaging. Marketed to
                                                        large corporations.
                                                        Allows licensees to
                                                        provided branded sports
                                                        alerts, financial
                                                        alerts, weather and
                                                        traffic alerts and
                                                        advertising directly to
                                                        mobile phone and
                                                        wireless device
                                                        subscribers.

--------------------------------------------------------------------------------
iGames Casinoware                 Current               Suite of 21 customizable
                                                        casino games utilizing
                                                        Shockwave technology.
                                                        Also provides
                                                        administrative reporting
                                                        tools. Currently
                                                        marketed to Nevada and
                                                        hotels and casinos in
                                                        legal jurisdictions as a
                                                        free-for-play product to
                                                        generate interest.

--------------------------------------------------------------------------------
Protector V.2                     Current               Anti-cheating firmware
                                                        for slot/video machines.
                                                        Target customers include
                                                        all casino operators and
                                                        manufacturers.

--------------------------------------------------------------------------------
iSportsBook                       September 2002        Sportsbook and Pari-
                                                        mutuel application that
                                                        can be used as a
                                                        stand-alone solution or
                                                        fully integrated with
                                                        iGames Casinoware.

Customers

We must focus on four specific target markets.

         1. Established land based casinos both in the United States and Internationally. These companies have the resources and ability to pay for our products. Further, research shows they are actively moving online with either games for free or play for real. Finally, they have the exposure do to their size, and being in the public eye to need and want to prevent theft and all the negative ramifications.

         2. MSO's (cable-multiple service operators) located in established gaming areas. Companies such as Cox Business Services Hospitality Network have an established network both commercially with resorts and directly to the home subscriber for interactive subscription based content. Further, we know that these very same companies are actively seeking gaming content to enhance their established offerings.

         3. Non regulated established. Cruise ships, as well as much of the Caribbean, central and South America provide an opportunity to license our products immediately with no regulatory approval. In many instances certain iGames products such as the Protector V.2 are even more attractive due to their limited security capabilities as well as their inability to prosecute any slot machine cheats.

         4. Strategic partners are a key target market. In order to achieve maximum market penetration, accelerated licensing, and immediate revenues, we are actively seeking to develop relationships with those companies that can act as distributors or key partners for some or all of our products.

Income Streams.

       We plan to draw our revenues from several sources, including:

       * Customized casino software applications
       * Sales or leasing of the Protector V.2 slot security device
       * Distributor Territory Licensing fees and revenue share on Protector V.2
       * Content Licensing of iGamesTV Set Top Box "pay for play" entertainment
       * iSportsbook licensing and development fees
       * Technology, support, maintenance and consulting fees

License of Individual Entertainment Software.

         We recently developed a full suite of online casino games including poker, black jack and slots, which can be purchased by private or individual licensees and used either on the Internet, in intranets, hotel systems, airlines, and in a variety of different settings.

            As we develop additional entertainment products and games for Internet licensees, we will also add new games to our sale of software to individual or private users, either through our corporate website or in a retail setting. In addition to the sale of "traditional" games, we have been approached by potential licensees who require software development of virtual entertainment products, and entertainment products which have their roots in "traditional" games but have very different application and use. There can be no assurances that any of these potential licensees will become actual licensees of our software.

         Various hotels and land based casinos are looking at creating an online presence and extending their brand to a world-wide audience to generate increased awareness and loyalty from their constituents. We see this as a new area of commercial software development and license fees. No agreements have yet been signed to develop such software.

Gaming Software Development.

         During March 2002, we intend to offer to potential licensees our iGames Casinoware product, a 21 game suite for online casinos including such favorites as: blackjack, poker, craps, roulette and slots. Games may be set for "play for fun" mode or play for real to licensed online casinos in accepted jurisdictions. A full "turnkey" casino package will sell for $50,000 to $150,000 (U.S.) depending on package chosen. Additional fees will be charged to licensees for "per client usage," maintenance and technical support fees. We intend to begin development on our second and third interactive gaming solution including a horse racing application with live streaming video and an interactive poker game using video of human dealers and players.

SMS Wizard CD Rom.

         We presently develop customized wireless platforms that we believe will benefit not only the online gaming industry, but a variety of other businesses both online and traditional corporations world-wide through the use of two-way SMS mobile text messaging. Through our strategic alliances with wireless and cell phone providers, we intend to offer sports alerts, financial alerts, weather and traffic alerts and advertising directly to mobile phone and wireless device subscribers.

         Our proprietary software package "SMS Wizard" is presently available as a CD ROM product. Using this unique software, businesses may send informational text messages and advertising to an existing client base anywhere in the world, directly to a cell phone, WAP enabled device or PDA. The SMS Wizard software is downloadable on a standard PC, and will enable any business to create user groups or categories to an unlimited database. A text message may be typed and sent to the cell phone or hand held device instantaneously, to any predetermined or specified group, or the entire database. For instance, for the gaming industry, sports scores, injury reports or news may be sent to paying subscribers of any web site or business. For the brokerage industry, a specific investor may choose to receive financial market news or alerts, ipo alerts or specific news directly to his/her cell phone with the web site link or firm number encoded in the message for immediate call back to a registered broker.

         We anticipate that revenues from the SMS Wizard software will be realized through:

         * per subscriber basis, at $19.95 per subscriber; and

         * bulk SMS messages purchased by licensees, ranging anywhere from $0.04 to $0.10 per message, depending on volume passed through our "gateway" to cellular providers.

         Upon sufficient funding, we will seek experienced and recognized marketing groups to secure licensing and promotional agreements for sale and usage of the SMS Wizard software.

New Products.

         In addition to our current products, we plan to develop other security and land based casino products products. We have set a goal of releasing a new software product approximately every 9 to 12 months. In order for us to realize this goal of new software product releases and successfully marketing our existing software products, we will be required to successfully complete additional public or private financing. There can be no assurance that we will in fact be able to raise the amounts of capital necessary to implement this plan.

Business Strategy and Implementation.

         We believe that even a small transfer of the global gaming market to us represents an opportunity. The technology is new, but the business of gambling is not. We are not attempting to create a new market, since we believe the global market is already in place.

         We feel that we are well positioned to be a leader for a new generation of gaming software companies who have professional management, adequate funding and industry knowledge. To this end, we have created an integrated program which will allow us to gain a foothold in the industry. Management believes that revenues from the sale of licenses of proprietary applications, are expected to provide the necessary cash flow to fulfill our plan and reach the critical size necessary to be successful.

         iGames Entertainment will focus on differentiating ourselves from just cookie cutter gaming software providers, to extending the brand of land based operators and MSO's by designing customized games and applications. iGames Entertainment will not be seen as the cheapest or least expensive alternative, but highly customizable and technologically advanced.

         iGames Entertainment will be see as a company that can address broader issues on multiple fronts, that all affect revenues. We will position ourselves as focusing on the gaming, and entertainment sectors. We will create an image that we not only have an advanced product for entertainment, but also for slot hopper protection. iGames Entertainment is built on the fact that the hospitality and gaming industry has grown substantially over the last ten years. As market saturation increases, these companies are more focused on increasing revenues and brand recognition while growing profit margins. Companies involved in the hospitality and gaming industry are seeking innovative products and venues to do just that. Through proprietary development and targeted acquisitions iGames Entertainment can offer these companies solutions that expand revenue proprietary, extend their brand to previously untapped markets and protect revenue loss and margin erosion.

         iGames Entertainment is in the business of licensing advanced and realistic remote gaming entertainment products for land based casinos as well as providing those same companies with a patented product to prevent slot theft. iGames current stable of products, iCasinoware, iSportsBook, iGamesTV and the Protector V.2 "" positions iGames to have a significant market presence with land based gaming and hospitality companies for both remote and in-room entertainment as well as slot machine security and loss prevention. For the iCasinoware and Protector V.2 products, we need to focus our offerings on established brick and mortar land based casinos as a key market in which we should participate. This means the global brands which cater to an international clientele as opposed to those less established casinos and resorts that cater to a more local clientele. Our product quality and ability to customize all aspects of our casino is more clearly differentiated in this segment.

         With the Protector V.2, we need to focus on Nevada and New Jersey land based casinos and all non-regulated markets such as the cruise industry as key markets in which we should have a strong presence. By doing so, we can create immediate credibility and a domino effect amongst land based casinos, while within the cruise industry gain immediate entry of our product and generate immediate revenues.

         For the iGamesTV product, we need to focus our offering simultaneously from both a top down and bottom up approach. This means speaking both with resort operators directly, as well as MSO's, such as Cox, that have a large subscriber base within Nevada.

         As a corollary, the smaller less established brick and mortar casinos will also be appropriate for the iSportsBook product. We definitely want to be able to sell local casinos on providing their local customers access their sportsbook remotely. We must focus on four specific target markets.

         1. Established land based casinos both in the United States and internationally. These companies have the resources and ability to pay for our products. Further, research shows they are actively moving online with either games for free or play for real. Finally, they have the exposure do to their size, and being in the public eye to need and want to prevent theft and all the negative ramifications.

         2. MSO's (cable-multiple service operators) located in established gaming areas. Companies such as Cox Business Services Hospitality Network have an established network both commercially with resorts and directly to the home subscriber for interactive subscription based content. Further, we know that these very same companies are actively seeking gaming content to enhance their established offerings.

         3. Non regulated established. Cruise ships, as well as much of the Caribbean, central and south America provide an opportunity to license our products immediately with no regulatory approval. Certain iGames products such as the Protector V.2 are even more attractive due to their limited security capabilities as well as their inability to prosecute any slot thieves.

         4. Strategic partners are a key target market. In order to achieve maximum market penetration, accelerated licensing, and immediate revenues, we are actively seeking capabilities to form the appropriate capabilities with those companies that can act as distributors or key partners for some or all of our products.

Competition.

         Our research shows that competition will vary form one product line to another. Further, research shows that our position in the marketplace, reasons for product purchase and competitive products vary between each product.

         iCasinoware - In regards to iCasinoware and iGamesTV, research shows that our main competitors are Dot Com Entertainment Group, Chartwell Technology and WagerWorks. Both Dot Com Entertainment and Chartwell Technology have previously licensed their software to offshore operators. WagerWorks has been in the gaming industry for many years, as a subsidiary of Slot Manufacturer Silicon Gaming.

iGamesTV

         Further research in regards to iGamesTV shows that competition to provide content that is compatible with most platforms of middle ware will currently come from WagerWorks which we have previously discussed. However, competition for the in room set top box lies with the same companies that we are actively pursuing strategic relationships with. These would include Cox Business Services Hospitality Network, Liberate, and Lodgenet.

Protector V.2

         In regards to the Protector V.2, slot manufacturer IGT, has made several attempts, thirteen to be exact, over the last ten years to address slot hopper cheating. None have been successful. As of the date of this plan, Management believes that there are no competitive products to the Protector V.2. Competition will arise from whether the casinos recognize the problem, and are willing to allocate funds for a problem that research and statistics show does exist. Further, stealing is not a problem that casinos, which in many cases are publicly traded companies, care to publicize and readily admit. Also, because of their inability to calculate the hopper balance at any given time, detecting their losses and therefore their savings will not be easy.

         Although there has been an introduction of coinless machines, the vast majority of slot machines are those with hoppers, thus making them extremely vulnerable. Competition will stem from industry mentality and willingness to spend funds to solve a problem that has been swept under the "corporate" rug and is difficult if not impossible to calculate.

iSportsBook

           In regards to iSportsBook research shows that our main competitors are American Wagering, International Sports Wagering and VirtGame. American wagering is the most prominent current provider of sportsbook software licensed within the State of Nevada.

Research and Development.

         Present allocations to research and development are 37% of total expenses. Subject to receipt of adequate financing, our intention is to spend between 10-15% of future revenues on development of new software products and services.

         Our research and development expenses to date have included the purchase of certain of the intellectual property included in our products, as well as consulting fees and salary for our technical consultants and employees, respectively.

Intellectual Property.

         We will principally rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology. Since these laws and contractual provisions provide only limited protection, we rely more upon proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how, and innovation, there is no assurance that others will not independently develop similar technology or that secrecy will not be breached.

         We have not received any claim that we are infringing any patents. However, there can be no assurance that third parties may not assert infringement claims against us, which claims we would be required to defend at considerable expense or enter into arrangements requiring us to pay royalties or other damages, any of which could materially and adversely affect our business.

         We plan to apply to register the trademarks "iGames Casinoware", "SMS Wizard" and "iGames TV" in the United States and Canada.

Governmental Regulation.

         As a software development company, we do not operate Internet casinos and do not directly have income from gaming activities. We develop the software applications for online gaming and entertainment. We offer our suite of tools similar to traditional manufacturers of Bingo cards, lottery tickets or poker chips. Since we do accept wagers, we believe that existing U.S. online gambling regulations are not applicable to us. However, as an industry participant in the online e-gaming industry, it is important to note the regulatory environment in this industry.

         We believe that our business is not presently regulated by any governmental entity. However, while we provide only the gaming software solution to our licensees, a government may take the position that we are an integral component of our licensees' businesses, because in some cases, the software may run on our servers.

         Many countries are currently analyzing the issues surrounding wagering on the Internet. More particularly, they are considering the merits, limitations and enforceability of prohibition, regulation or taxation of Internet wagering transactions. There are significant differences of opinion and law between countries such as the United States, Canada, Australia, Liechtenstein and Antigua. For example, in Queensland, Australia there is now regulation which authorizes and regulates Internet wagering; the United Kingdom has now chosen to sponsor a national lottery which will be operated over the Internet. Currently many Caribbean countries have now regulated Internet gaming.

         In the United States, on the other hand, ownership and operation of land-based gaming facilities are often regulated on a state by state basis. Certain of these Internet casino operators of have been the subject of criminal complaints in the states of New York, Missouri and Minnesota. See, for example, Minnesota v. Granite Gate Resorts, Inc., 568 N.W.2nd 715 (1997); Missouri V. Interactive Gaming & Communications Corp., No. CV 97-7808 (Mo.Cit.Ct. 6\16\97) and New York V. World Interactive Gaming Corporation (filed 07/13/98, injunction granted 8/99).

         The United States Federal Interstate Wire Act provides language which among other things makes it a crime to use interstate or international telephone lines to transmit information assisting in the placing of wagers, unless the wagering is authorized in law in the jurisdiction from which and into which the transmission is made. There is also other similar legislation, which arguably can be used to limit or prohibit Internet gaming in the United States. Further, United States regulatory and legislative agencies have conducted study of the on-line wagering and through the National Gambling Impact Study, now intend to develop enforcement strategies to curtail Internet wagering in the United States. A changing regulatory environment in the US may impact the e-gaming industry and offshore e-gaming businesses in non-US countries which could provide a more serious impact if it interrupts the operation of iGames's casino and sports book clients.

         Governments around the world, including the federal, state or any local governments in the United States may take the position that our software is being played unlawfully in their jurisdiction. Accordingly, we may face criminal prosecution in any number of jurisdictions, either for operating an illegal gaming operation, or as aiding and abetting others, such as our licensees, in operating an illegal gaming operation.

         We have not devoted any of our limited resources to investigating the legal climate in which we operate. Many of the issues facing us are the same as those facing all other e-commerce providers, as current laws are not clear as to who, if anyone, has jurisdiction over Internet based commerce. As we noted above, a number of proposals have been presented in the United States congress to expressly ban Internet gaming, although none of these proposals have yet to be enacted. Although we intend to do business worldwide, any enforceable ban on Internet gaming in the United States would have a material adverse effect on our business.

Employees.

         We have seven full-time employees. The Company's technical staff (consisting of our Chief Technical Officer, two employees and several outside consultants) includes those in the field of software development, website development and sales and marketing.

Item 2.  Description of Property.

         Our interim corporate headquarters is located at 301 Yamato Road, Suite 3131, Boca Raton, Florida 33431. This is a shared office facility. We have use of this space through a sublease arrangement from Ralston Communications. The lease is for one year ending on July 31, 2002. The Company has additional facilities for research and development located at 301 Yamato Road suite 2199, Boca Raton, Florida, 33431. This lease is terminable with 60 days notice. The total lease obligation is $3,205 per month. This office will also be replaced by larger premises should iGames be successful in its business strategy. There are currently no proposed plans for the renovation, improvement or development of the properties currently leased by iGames.

Item 3.  Legal Proceedings.

         We currently are not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         There is currently no public trading market for our common stock. A market maker has filed an application for us to become eligible for quotation on the OTC Bulleting Board. That application is now pending.

         As of June 1, 2002, there were approximately sixty-five (65) holders of record of our common stock.

         The Company has paid no dividends in the past two fiscal years. The Company has no intention of paying dividends in the future.

Recent Sales of Unregistered Securities.

         The following is a summary of transactions during the preceding three years involving sales of our securities that were not registered under the Securities Act of 1933.

         In July 2001, in connection with our organization we issued an aggregate of 5,430,000 shares of common stock to our founders for total cash consideration of $23,000 in private transactions exempt from registration under the Securities Act in reliance on Section 4(2) of said act. Each of the founders is an accredited investor, had access to relevant information and provided suitable investment representations.

         Between August and November 2001, we completed the sale of 2,455,000 units in a private placement to 43 investors in an offering which was conducted in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D of the act. Each unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $1.00 per share expiring on December 31, 2005. We received gross proceeds of $1,227,500. VFinance Investments, Inc. a broker-dealer, acted as our placement agent in this offering, and we issued VFinance Investments, Inc. an aggregate of 300,000 shares of common stock and common stock purchase warrants to purchase 122,750 shares of common stock at an exercise price of $1.00 per share expiring on December 31, 2005 as compensation for its services, and issued 25,000 shares of common stock to its legal counsel as compensation for their services in the offering. The issuances were made in reliance on Section 4(2) of the Securities Act. Each of the investors (a) had access to business and financial information concerning us, (b) represented that they were acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws and (c) were accredited investors. No general solicitation or advertising was used in connection with this offering and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. None of the foregoing warrants have been exercised as of the date hereof.

         In September 2001, the Company issued 20,000 shares of common stock to a former officer as compensation with a deemed value of $9,000 in a private transaction exempt from registration under the Securities Act in reliance on
Section 4(2) of the act. The former officer was an accredited investor, had access to relevant information and provided suitable investment representations.

         On March 1, 2002, we raised $250,000 through the issuance of two convertible promissory notes in the principal amount of $250,000 to a non-affiliated third party. The convertible notes bear interest at the rate of 10% per year, and are due and payable on September 1, 2002. The convertible notes are convertible, at the option of the holder, into a total of 500,000 shares of common stock ($0.50 per share). Upon conversion of the convertible notes, we have agreed to issue common stock purchase warrants to the holder in an amount equal to the number of shares of common stock issued on conversion. The common stock purchase warrants, if and when issued, will be exercisable at $1.00 per share, and will expire on December 31, 2005. The convertible notes were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

Use of Proceeds.

         Our initial registration statement, on Form SB-2, was filed on January 18, 2002, and went effective on April 15, 2002. Through the Registration Statement we registered shares of our common stock owned by selling shareholders, and we will not receive any proceeds from the sale of those shares. In addition, we registered 2,578,250 shares of our common stock underlying common stock purchase warrants held by the selling shareholders. If the common stock purchase warrants are exercised by the selling shareholders, we will receive proceeds in the form of the exercise price in an amount up to $2,578,250. To date, none of the warrants have been exercised. If any of the warrants are exercised in the future, we expect to use the proceeds for working capital.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements.

         Certain statements in this Form 10-KSB under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to us.

Overview.

         The following discussion of the results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this registration statement. This discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

         We have not yet materially engaged in our expected operations. Our planned operations are to license land-based and Internet casino gaming software and security products to government regulated gaming jurisdictions, and provide related support, maintenance and management consulting services. We will not receive any material operating revenues until the commencement of operations, which is expected to be within the next six months, but will nevertheless continue to incur expenses until then. Our management believes that we have the adequate funds to meet our financial needs and carry out our marketing plan for the next twelve months. In order for us to realize our goal of releasing new software products and successfully market our existing software products on an international level, we will be required to successfully complete an additional public or private financing.

Results of Operations.

         From inception of the business through March 31, 2002, we generated $40,000 of revenues, and incurred approximately $0.6 million of operating expenses; of which approximately one-third of those expenses represented research and development costs for new and existing products. We intend to expand operations through the development of its license model, in addition to new software products. During the next fiscal year, we anticipate that the expenditures will increase significantly as we build the required infrastructure necessary to further market its existing and future products; which includes but is not limited to:

         *   Recruitment of sales, development and administrative personnel

         *   Marketing activities and programs and

         * Refining existing and continual development of new products through continued research and development

(c)      Liquidity and Capital Resources.

         Our available cash balance at March 31, 2002 was approximately $0.4 million; and was approximately $0.3 million at May 31, 2002. From inception through March 31, 2002, we raised an aggregate of approximately $1.2 million in capital through the sale of shares pursuant to a private placement made in accordance with Rule 506 under the Securities Act of 1933. In addition, we raised $250,000 through the issuance to a single investor of two 10% convertible promissory notes in the aggregate principal amount of $250,000, due September 1, 2002. The convertible notes were issued pursuant to the exemption afforded by
Section 4(2) of the Securities Act of 1933. We believe that the investor plans to convert such notes to common stock.

         During the period from inception through March 31, 2002, we used approximately $0.5 million funds for operations, and used approximately $0.4 million for investment activities. Subsequent to March 31, 2002, we entered into the first contract to sell and support the "Protector V.2" an "anti-cheating device for slot machines" to a major cruise line, and have entered into negotiations with several other companies within the cruise and casino industry. There are presently no plans to purchase a new facility or significant new equipment. We believe that we have the adequate funds to meet our financial needs and carry out our marketing plan for the next twelve months. We intend to complete an additional public or private financing within the year and believes that it has the ability to do so; however, there can be no assurance that we will in fact be able to do so.

Item 7.  Financial Statements.

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Directors and Officers. The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company's next annual meeting of shareholders.

Name                     Age     Positions

Jeremy Stein              34     President, Chief Executive Officer and Director
Michele Friedman          36     Vice President of Sales and Marketing, and
                                 Chairman of the Board of Directors
Adam C. Wasserman         37     Chief Financial Officer
James W. Williams, Jr.    48     Chief Operating Officer and Director
Eric Rand                        Director

         Jeremy Stein. Mr. Stein has served as our President, Chief Executive Officer, and a director since June 2002. Mr. Stein was our Chief Technical Officer and a director from July 2001 through June 2002. Mr. Stein has also served as the Chief Executive Officer of IntuiCode, LLC, a software development company, since 2000 and as a senior software engineer with Mikohn Gaming Corporation, where he has worked since 1998. Prior thereto, he was a senior software engineer and director of Progessive Games, Inc. from 1995 to 1998 and the Chief Technical Officer of Emerald System, Inc. from 1993 to 1995. See "Related Party Transactions."

         Michele Friedman. Michele Friedman, one of our co-founders, has been our Vice President of Sales and Marketing and Chairman of the Board of Directors since our inception. Michele Friedman is also the co-creator and founder of OddsHotline.com and iPlayStocks.com. Mrs. Friedman has served in a variety of sales and marketing positions for Nextel Communications (1996-1998) and IMI Inc. (1998-1999) within the IT consulting field. Michele Friedman graduated in 1987 from East Michigan University with a bachelor's degree in consumer affairs, with a minor in marketing. Mrs. Friedman is responsible for our strategic direction and expanding strategic relationships. Mrs. Friedman is a first cousin to Michael Rideman by marriage.

         Adam C. Wasserman. Mr. Wasserman has served as our Chief Financial Officer since January 2002. He is the Chief Executive Officer and a principal at CFO Oncall, Inc. which provides accounting and other financial services. Prior to forming CFO Oncall, Inc. in October 1999, Mr. Wasserman had been an audit manager at American Express Tax & Business in Fort Lauderdale, Florida since July 1991. Prior to American Express Tax & Business, Mr. Wasserman worked at Deloitte & Touche, LLP in New York and was involved in auditing public and private companies, tax preparation and planning, management consulting, systems design, staff instruction and recruiting. Mr. Wasserman holds a bachelor's degree from State University at Albany, New York, which he received in 1986. He is a CPA (New York) and a member of The American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

         James W. Williams, Jr. Mr. Williams has served as our Chief Operating Officer and a director since July 2001. Mr. Williams has also served as the President of L.J.C., LLC, a media consulting company since 1994, and as a Producer/Director of SportsChannel Networks from 1988 to 1994. Prior thereto, he was a Senior Producer for Sunshine Network (1987-1988), an executive producer for WOIO TV, Cleveland (1985-1987), and an Executive Producer for Midwest TeleProductions (1982-1985).

         Eric Rand. Mr Rand has served as a director since November 2001. Presently, Mr. Rand serves as the Managing Director of Sales for V-Finance Investments, which position he has held since December 1999. Prior thereto, from March 1998 to December 1999, Mr. Rand was a partner and managing director of First Level Capital where he focused on sales. Before that, Mr. Rand was Managing Director of Commonwealth Associates from 1994 to 1998.

Board of Directors.

         All directors hold office until the next annual meeting of shareholders following their election or until their successors have been elected and qualified. Executive officers are appointed and serve at the pleasure of the board of directors.

Committees of the Board of Directors.

         The board of directors currently has no committees.

Directors' Compensation.

         Directors who also are our employees receive no compensation for serving on the board of directors. With respect to directors who are not employees, we intend to reimburse them for all travel and other out-of-pocket expenses incurred in connection with attending meetings of the board of directors and committees of the board. In addition, we have granted 170,000 shares of common stock to Eric Rand, one of our outside members of our Board of Directors, in connection with his initial tenure on the Board of Directors.

Item 10. Executive Compensation.

         The following tables set forth certain information relating to compensation paid or accrued by us for the past three fiscal years to our Chief Executive Officer and executive officers whose cash paid compensation exceeded $100,000 for the year ended March 31, 2001 (the "Named Executive Officers"). Only those columns which call for information applicable to us or the Named Executive Officers for the periods indicated have been included in such tables.

                           Summary Compensation Table
                           --------------------------

                                    Year             Annual Compensation
                                   Ended             -------------------
Name & Principal Position         March 31,     Salary ($)   Bonus ($)   Other
-------------------------         ---------     ----------   ---------   -----
Michael H. Rideman (1)              2002          $ 0         $6,500      (2)
Chief Executive Officer

Michele Friedman, Vice President    2002          $ 0         $ 0          0
of Sales and Marketing (3)
-----------
(1) Mr. Rideman served as our Chief Executive Officer, President, and a director until April 31, 2002.

(2) Mr. Rideman was granted 250,000 shares of our common stock as a founder.

(3) Although Ms. Friedman did not receive any cash compensation in fiscal 2001, she was issued 4,400,000 shares of our common stock as a founder.

Option/SAR Grants in Last Fiscal Year.

         We currently do not have any stock option plans and have issued no options to any of our employees.

Employment Agreements.

         We currently do not have any employment agreements, termination of employment or change in control arrangements with any of our officers or employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 1, 2002 for (i) each of our directors and the Named Executive Officers, (ii) each person known by us to own beneficially 5% or more of the outstanding shares of any class of our voting securities and (iii) all directors and executive officers as a group.

                                           Number of Shares     Percentage of
Name and Address                           Beneficially             Total
of Beneficial Owner (1)                    Owned (1)            Voting Power (2)
-----------------------                    ---------            ----------------
Michael H. Rideman (3)                       250,000                  3.0%
Michele Friedman (3)                       4,400,000                 53.5%
Jeremy Stein (3)                             150,000                  1.8%
Eric Rand (3)(4)                             292,000                  3.5%
All Executive Officers and Directors
as a Group(4 persons)(4)                   5,092,000                 61.9%

----------
(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2) Based upon 8,230,000 shares of common stock outstanding at June 1, 2002 and reflecting as outstanding, with respect to the relevant owner, the shares which that beneficial owner could acquire upon exercise of options which are presently exercisable or will become exercisable within the next 60 days.

(3) The address for Messrs. Rideman, Stein, Rand, and Ms. Friedman is c/o iGames Entertainment, Inc., Yamato Road, Suite 3131, Boca Raton, Florida 33431. Mr. Rideman was our Chief Executive Officer, President and a director until April 30, 2002.

(4) Mr. Rand's number of shares includes currently exercisable warrants to purchase 48,000 shares of common stock.

Item 12. Certain Relationships and Related Transactions.

         We engaged IntuiCode, LLC to provide software development services to us. As of March 31, 2002, we have paid IntuiCode approximately $198,000 pursuant to the foregoing agreement. Further, on February 15, 2002, we acquired the world-wide patents, trademarks and rights for a slot machine and video poker machine security product from IntuiCode, LLC, in consideration for $100,000, a royalty of 50% of the gross sales price of all units sold, and $7,500 per month for a one year period for technical support. Jeremy Stein, our Chief Executive Officer, President, and a director, is also the Chief Executive Officer of IntuiCode. We believe the terms of the foregoing transactions with IntuiCode are at least as fair as those that we could have obtained from unrelated third parties in arms-length negotiations.

         We currently do not have any policy regarding future transactions with related third parties.

Item 13. Exhibits and Reports on Form 8-K.

         Exhibit
         Number   Exhibit

         3.1      Articles of Incorporation of the Registrant (1)

         3.2      Bylaws of the Registrant (1)

         3.3      Articles of Amendment to Articles of Incorporation (2)

         4.2      Form of Specimen Common Stock Certificate (1)

         10.1 Lease Agreement between Arbern Investors IV, L.P. and the Registrant (1)

         10.2 Sub-Lease Agreement between Ralston Communications, Inc. and the Registrant (1)

         10.3 Master Software License Agreement between NsoftWiz Technologies Inc. and the Registrant (2)

         10.4 Computer Consulting Services Agreement between IntuiCode LLC and the Registrant (2)

         10.5 Purchase of Intellectual Property Agreement between IntuiCode, LLC and the Registrant (2)

         10.6 Software Purchase Agreement between IntuiCode, LLC and the Registrant (2)

         10.7 Software Purchase Agreement between IntuiCode, LLC and the Registrant (2)

         10.8 Software Development Agreement between IntuiCode, LLC and the Registrant (2)

         21.1     Subsidiary of Registrant (1)
----------
(1) Filed with our Registration Statement on Form SB-2 filed on January 8, 2002, and incorporated by this reference.

(2) Filed with Amendment No. 1 to our Registration Statement on form SB-2, filed on March 8, 2002, and incorporated by this reference.

(3)      Filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Games Entertainment, Inc.

                                        By: /s/ Jeremy Stein
                                            ----------------
                                            Jeremy Stein
                                            Chief Executive Officer
                                            Dated:       June 6, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                                        By: /s/ Jeremy Stein
                                            ----------------
                                            Jeremy Stein
                                            Chief Executive Officer,
                                            President, and Director
                                            Dated:       June 6, 2002

                                        By: /s/ Michele Friedman
                                            --------------------
                                            Michele Friedman
                                            V.P. of Sales and Marketing,
                                            Chairman of the Board
                                            Dated:       June 6, 2002

                                        By: /s/ Adam C. Wasserman
                                            ---------------------
                                            Adam C. Wasserman
                                            Chief Financial Officer
                                            Dated:       June 6, 2002


                                        By: /s/ Eric Rand
                                            -------------
                                            Eric Rand
                                            Director
                                            Dated:       June 6, 2002

                                        By: /s/ James W. Williams, Jr.
                                            --------------------------
                                            James W. Williams, Jr.
                                            Chief Operating Officer and Director
                                            Dated:       June 6, 2002
                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                 FROM MAY 9, 2001 (Inception) TO MARCH 31, 2002



                                    Contents

Report of Independent Auditors...............................................F-2


Audited Financial Statements:

Balance Sheet................................................................F-3

Statement of Operations......................................................F-4

Statement of Shareholders' Equity............................................F-5

Statement of Cash Flows......................................................F-6

Notes to Financial Statements........................................F-7 to F-12

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
iGames Entertainment, Inc.

We have audited the accompanying balance sheet of iGames Entertainment, Inc. as of March 31, 2002, and the related statement of operations, stockholders' equity and cash flows for the period May 9, 2001 (inception) through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of iGames Entertainment, Inc. as of March 31, 2002, and the results of its operations and its cash flows for the period from May 9, 2001 (inception) through March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                            /s/Feldman Sherb & Co., P.C.
                                            Feldman Sherb & Co., P.C.
                                            Certified Public Accountants

New York, New York
May 17, 2002
                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                 MARCH 31, 2002


                                     ASSETS

CURRENT ASSETS:
    Cash ........................................................   $   436,972
    Prepaid expenses ............................................         3,684
                                                                    -----------
          TOTAL CURRENT ASSETS ..................................       440,656
                                                                    -----------

PROPERTY AND EQUIPMENT-net ......................................        16,643
INTANGIBLE ASSETS ...............................................       400,025
DEPOSITS ........................................................         5,700
                                                                    -----------

                                                                    $   863,024
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued expenses ............................................   $    29,429
    Notes payable-current .......................................       250,000
                                                                    -----------
               TOTAL CURRENT LIABILITIES ........................       279,429
                                                                    -----------

STOCKHOLDERS' EQUITY:
    Common stock; $.001 par value, 10,000,000 shares authorized
          8,230,000 shares issued and outstanding ...............         8,230
    Additional paid-in capital ..................................     1,113,045
    Accumulated deficit .........................................      (537,680)
                                                                    -----------
          TOTAL STOCKHOLDERS' EQUITY ............................       583,595
                                                                    -----------

                                                                    $   863,024
                                                                    ===========

                        See notes to financial statements
                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                  FROM MAY 9, 2001(Inception) to MARCH 31, 2002



REVENUE ....................................................        $    40,000
                                                                    -----------

OPERATING EXPENSES:
      Professional fees ....................................             67,649
      Salaries and related expenses ........................             55,043
      Research and development .............................            219,677
      Travel and entertainment .............................             69,149
      Rent .................................................             30,797
      Other general and administrative .....................            138,526
                                                                    -----------
                                                                        580,841
                                                                    -----------

NET OPERATING LOSS .........................................           (540,841)

INTEREST INCOME (EXPENSE)-net ..............................              3,161
                                                                    -----------

NET LOSS ...................................................        $  (537,680)
                                                                    ===========

NET LOSS PER COMMON SHARE-BASIC AND DILUTED ................        $     (0.08)
                                                                    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      -BASIC AND DILUTED ...................................          6,462,500
                                                                    ===========

                        See notes to financial statements
                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                  Common Stock
                                               ($.001 par value)       Additional                           Total
                                              -------------------       Paid-In         Accumulated      Stockholders'
                                               Shares      Amount       Capital           Defict           Equity
                                              ---------    ------      ----------       -----------      -------------
Balance, May 9, 2001 (Inception) ..........           -    $    -      $        -       $        -        $        -

     Issuance of common stock .............   5,430,000     5,430          17,570                -            23,000

     Sale of common stock and warrants, net   2,780,000     2,780       1,086,495                -         1,089,275

     Issuance of common stock for services       20,000        20           8,980                -             9,000

     Net loss .............................           -         -               -         (537,680)         (537,680)
                                              ---------    ------      ----------       ----------        ----------

Balance, March 31, 2002 ...................   8,230,000    $8,230      $1,113,045       $ (537,680)       $  583,595
                                              =========    ======      ==========       ==========        ==========

                        See notes to financial statements
                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                  FROM MAY 9, 2001(Inception) to MARCH 31, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .................................................     $  (537,680)
                                                                    -----------
     Adjustments to reconcile net loss to net cash used
       in operations:
            Common stock issued for services ..................           9,000
            Depreciation expense ..............................           1,300
     Changes in assets and liabilities:
            Prepaid expenses ..................................          (3,684)
            Deposits ..........................................          (5,700)
            Accrued expenses ..................................          29,429
                                                                    -----------
CASH USED IN OPERATIONS .......................................        (507,335)
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of intangible assets ............................        (400,025)
     Purchase of property and equipment .......................         (17,943)
                                                                    -----------
        NET CASH FLOWS USED IN INVESTING ACTIVITIES ...........        (417,968)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable ..............................         250,000
     Proceeds from the sale of common stock and warrants ......       1,250,500
     Offering costs ...........................................        (138,225)
                                                                    -----------
        NET CASH FLOWS FROM FINANCING ACTIVITIES ..............       1,362,275
                                                                    -----------

NET INCREASE IN CASH ..........................................         436,972

CASH - beginning of period ....................................               -
                                                                    -----------

CASH - end of period ..........................................     $   436,972
                                                                    ===========

SUPPLEMENTARY CASH FLOW DISCLOSURE:
     Interest paid ............................................     $         -
                                                                    ===========
     Taxes paid ...............................................     $         -
                                                                    ===========

                        See notes to financial statements
                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                 FROM MAY 9, 2001 (Inception) TO MARCH 31, 2002

1.       ORGANIZATION

         Alladin Software, Inc. was incorporated on May 9, 2001 under the laws of the State of Florida. Subsequently, Alladin was acquired by iGAMES Entertainment, Inc. ("iGames" or the "Company"), a Nevada corporation, by purchase of all of the outstanding shares of Alladin. The acquisition was accounted for as a purchase between commonly controlled entities and the financial statements have been combined for all periods presented. The Company develops and licenses Internet and land-based gaming software, and provides related support, maintenance and management consulting services. The Company licenses the use of proprietary software products and trademarks to independent third parties located in jurisdictions where Internet gaming is either recognized as a legitimate business enterprise or not prohibited. In addition, the Company has purchased the world-wide patents, trademarks and rights thereto for "slot anti-cheating device", known as the Protector V.2, for gaming machines; which it plans to market to the slot machine gaming machine companies and their customers.

         The Company has not yet materially engaged in its expected operations. The Company's future operations will be to license internet based casino gaming software and provide related support, maintenance and management consulting services; and market and lease the "slot anti-cheating device". Current activities include raising additional equity and negotiating with key personnel and facilities, as well as the continued development of its software products, there is no assurance that any benefit will result from such activities. The Company will not receive any material operating revenues until the commencement of operations, but will nevertheless continue to incur expenses until then.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Revenue Recognition - Revenue from products licensed is recorded when the software has been delivered in accordance with AICPA Statement of Position 97-2 "Software Revenue Recognition". Revenue attributable to undelivered elements, including maintenance and technical support will be recognized with the initial licensing fee upon delivery of the software as maintenance and customer support fees are to be included in the initial licensing fee, the license period is for one year or less, and the estimated costs of providing these services are insignificant. Estimated costs of providing these services are accrued when revenues are recognized.

         Revenues from the sale or lease of products are recognized as earned when the sale is completed, or over the lease term; as appropriate.

                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Per user fees are fees charged to customers that access and use the Company's software products. Revenue is recognized when the software product is accessed.

         Revenues from major software customization or enhancements sold separately or included in multiple element arrangements will be recognized using the "percentage-of-completion-method" as prescribed by SOP 81-1 and ARB No. 45, recognizing revenue relative to the proportionate progress on such contracts as measured by the ration which costs incurred by the Company to date bear to total anticipated costs on each project.

         Property and Equipment - Property, plant and equipment are recorded at cost. Expenditures for major additions and betterment's are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed on the straight-line method over the assets estimated lives ranging from three to five years. Leasehold improvements are amortized over the lesser of the lease term or the asset's useful lives.

         Capitalized Software Costs- The Company capitalizes certain computer software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic lives of the related products not to exceed three years.

         Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Income Taxes - Deferred income taxes are determined on the liability method in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

         Earnings (Loss) Per Share - The Company has adopted SFAS, No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if dilutive common stock had been converted to common stock, as prescribed by SFAS No. 128.

                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Fair Value of Financial Instruments - The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt, which approximates its carrying value, is estimated based upon the quoted market prices for the same or similar debt instruments or on the current rates offered to the Company for debt of the same remaining maturities.

         Stock Based Compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting For Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

         Research and Development - Research and development costs are charged to expense as incurred.

         Intangible Assets - Licensing and patent agreements are stated at cost. The recoverability of the license and patent agreements is revaluated each year based upon management's expectations relating to the life of the technology and current competitive market conditions. Based upon management's expectations they believe that no impairment of its license agreement and patent exists at March 31, 2002.

         Impairment of long-lived assets - The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. Accordingly, the believes that there has been no impairment of its long-lived assets as of March 31, 2002.

                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         New Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations",. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals.

         The adoption of SFAS No. 141, SFAS No. 142 SFAS No. 143 and SFAS No. 144 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

3.       INTANGIBLE ASSETS

         The Company has licensed for approximately $300,000, from an unrelated company, an internet based suite of casino gaming products. The Company has the right to utilize and modify the software's source code. The Company has not placed into service the software and to date has not yet amortized the license agreement. On February 15, 2002 the Company acquired all worldwide patents and trademarks, from a related party, to a slot machine anti-cheating device for $100,000. The Company will be obligated to pay a royalty of 50% of the gross sales price on all units sold and $7,500 per month for one-year of technical support. The Company intends to amortize this intellectual property over its estimated useful-life, however it has not placed such property into service as of March 31, 2002.

                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

4.       NOTES PAYABLE

         On March 1, 2002, the Company received two convertible promissory notes from an individual for $100,000 and $150,000, respectively. The notes bear interest at 10% per annum and is due on September 1, 2002. The notes are convertible, at the option of the lender, into 200,000 and 300,000 common shares or $0.50 per share. Additionally, upon conversion, warrants equal to the number of common shares issued will be granted, these warrants shall be exercisable at $1.00 per share and expire on December 31, 2005.

5.       RELATED PARTY TRANSACTIONS

         The Company has engaged a software development company to develop its internally developed products as well as modify its existing products. A significant shareholder and an officer of this software company is also the President and Chief Executive Officer of iGames. As of March 31, 2002 the Company has paid approximately $198,000 in consulting fees to this related party.

6.       INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:

                 Deferred tax assets:

                 Net operating loss carryforwards   $ 183,000

                    Less valuation allowance         (183,000)
                                                    ---------

                 Net deferred tax                   $       -
                                                    =========

         The reconciliation of the income tax computed at the U.S. federal statutory rate to income tax expense for the period ended March 31, 2002:

               Tax (benefit) at federal statutory rate     (34.00%)

               Income tax benefit not utilized              34.00%
                                                           -------
               Total                                            -
                                                           =======
                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

6.       INCOME TAXES (continued)

         FASB No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at March 31, 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At March 31, 2002 the Company has available net operating loss carryforwards of approximately $500,000, which expire in the year 2022.

7.       STOCKHOLDERS' EQUITY

         The Company's authorized capital stock consists of 10,000,000 shares of common stock, par value $.001 per share. On March 31, 2002, there were issued and outstanding 8,230,000 shares of common stock.

         In August 2001, the Company solicited a private placement memorandum for the sale of unit that consists of one shares and one warrant to purchase a share of the Company's common stock. Between August and November 2001 the Company completed the sale of 2,455,000 shares of common stock and 2,455,000 stock purchase warrants exercisable at $1.00 per share expiring on December 31, 2005. The Company received gross proceeds of $1,227,500 and incurred offering costs of $138,225. In connection with the offering the Company issued 300,000 shares of common stock and 122,750 stock purchase warrants exercisable at $1.00 expiring on December 31, 2005.

         In September 2001 the Company issued 20,000 shares of common stock to a former officer. The Company valued these shares at $0.45 or the value of the shares sold under its private placement (less a 10% discount for market restrictions). In connection with this issuance the Company recorded $9,000 in compensation.

8.       COMMITMENTS

         On July 16, 2001, the Company entered into a one-year sublease for office space in Boca Raton, Florida. The lease calls for monthly rental payments of $2,500.

         On November 1, 2001, the Company entered into a one-year office lease in Boca Raton, Florida. Monthly rental payments under this lease are $3,205.