Form 10QSB
period 2002-06-30
IGAMES ENTERTAINMENT INC
filed 2002-08-06
CIK 1165271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal quarter ended: June 30, 2002

Commission File No. 333-76982


                           IGAMES ENTERTAINMENT, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Nevada                                                88-0501468
           ------                                                ----------
(State of Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


                301 Yamato Road, Suite 3131, Boca Raton, FL 33431
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (561) 995-0075
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X          No
                                -----           -----


         As of July 24, 2002, the issuer had issued and outstanding 8,985,000 shares of its common stock, par value $0.001 per share.

                           IGAMES ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                      QUARTERLY PERIOD ENDED JUNE 30, 2002
                              INDEX TO FORM 10-QSB

PART I -  FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
Item 1    Financial Statements

          Balance Sheet at June 30, 2002 (unaudited)                           3

          Statements of Operations for the three months ended
          June 30, 2002 and from May 9, 2001 (Inception) through
          June 30, 2001 and from May 9, 2001 (Inception) through
          June 30, 2002 (unaudited)                                            4

          Statements of Cash Flows for the three
          months ended June 30, 2002 and from May 9, 2001 (Inception)
          through June 30, 2001 and from May 9, 2001 (Inception) through
          June 30, 2002 (unaudited)                                            5

          Notes to Financial Statements                                        6

Item 2    Management's Discussion and Analysis or Plan of Operations           7

PART II - OTHER INFORMATION

Item 1    Legal proceedings                                                   10

Item 2    Changes in securities and use of proceeds                           10

Item 3    Defaults upon senior securities                                     10

Item 4    Submission of matters to a vote of security holders                 10

Item 5    Other events                                                        10

Item 6(a) Exhibits                                                            11

Item 6(b) Reports of Form 8-K                                                 11

Signatures                                                                    11
                           iGAMES ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                  JUNE 30, 2002
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash ........................................................   $   205,354
    Prepaid expenses ............................................         3,684
                                                                    -----------
      TOTAL CURRENT ASSETS ......................................       209,038
                                                                    -----------

FIXED ASSETS-net ................................................        15,743
INTANGIBLE ASSETS ...............................................       400,025
DEPOSITS ........................................................         5,700
                                                                    -----------

                                                                    $   630,506
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable-current ........................................   $   250,000
    Deferred revenue ............................................        12,999
    Accrued expenses ............................................        21,183
                                                                    -----------
        TOTAL CURRENT LIABILITIES ...............................       284,182
                                                                    -----------

STOCKHOLDERS' EQUITY:
    Common stock; $.001 par value, 10,000,000 shares authorized
      8,860,000 shares issued and outstanding ...................         8,860
    Additional paid-in capital ..................................     1,427,415
    Accumulated deficit .........................................    (1,089,951)
                                                                    -----------
      TOTAL STOCKHOLDERS' EQUITY ................................       346,324
                                                                    -----------

                                                                    $   630,506
                                                                    ===========

                 See accompanying notes to financial statements
                           iGAMES ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                    For the three          From May 9,           From May 9,
                                                     months ended        2001 (Inception)      2001 (Inception)
                                                    June 30, 2002        to June 30, 2001      to June 30, 2002
                                                    -------------        ----------------      ----------------
                                                     (Unaudited)           (Unaudited)           (Unaudited)
REVENUE ...................................          $         -           $         -           $    40,000
                                                     -----------           -----------           -----------

OPERATING EXPENSES:
   Salaries and benefits ..................               64,077                     -               119,120
   Noncash compensation ...................              315,000                     -               324,000
   Professional fees ......................               21,251                 2,678                88,900
   Advertising ............................               33,233                     -                33,233
   Research and development ...............               31,684                11,500               251,361
   Travel and entertainment ...............               20,531                     -                89,680
   Rent ...................................               14,258                   600                45,055
   Other general and administrative .......               52,297                   134               181,823
                                                     -----------           -----------           -----------
                                                         552,331                14,912             1,133,172
                                                     -----------           -----------           -----------

LOSS FROM OPERATIONS ......................             (552,331)              (14,912)           (1,093,172)

INTEREST INCOME ...........................                   60                     -                 3,221
                                                     -----------           -----------           -----------

NET LOSS ..................................          $  (552,271)          $   (14,912)          $(1,089,951)
                                                     ===========           ===========           ===========

NET LOSS PER COMMON SHARE-BASIC AND DILUTED          $     (0.06)          $     (0.00)          $     (0.15)
                                                     ===========           ===========           ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   -BASIC AND DILUTED .....................            8,545,000             5,430,000             7,371,333
                                                     ===========           ===========           ===========

                 See accompanying notes to financial statements
                           iGAMES ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                           For the three       From May 9,        From May 9,
                                                                            months ended     2001 (Inception)   2001 (Inception)
                                                                           June 30, 2002     to June 30, 2001   to June 30, 2002
                                                                           -------------     ----------------   ----------------
                                                                            (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ........................................................       $  (552,271)       $   (14,912)       $(1,089,951)
                                                                            -----------        -----------        -----------
    Adjustments to reconcile net loss to net cash used in operations:
        Common stock issued for services ............................           315,000                  -            324,000
        Depreciation ................................................               900                  -              2,200

    Changes in assets and liabilities:
        Prepaid expenses ............................................                 -                  -             (3,684)
        Deposits ....................................................                 -                  -             (5,700)
        Accrued expenses ............................................            (8,246)                 -             21,183
        Deferred revenue ............................................            12,999                  -             12,999
                                                                            -----------        -----------        -----------
         Total adjustments ..........................................           320,653                  -            350,998
                                                                            -----------        -----------        -----------
      NET CASH USED IN OPERATING ACTIVITIES .........................          (231,618)           (14,912)          (738,953)
                                                                            -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ..............................                 -                  -            (17,943)
    Purchase of software license ....................................                 -                  -           (400,025)
                                                                            -----------        -----------        -----------
      NET CASH FLOWS USED IN INVESTING ACTIVITIES ...................                 -                  -           (417,968)
                                                                            -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable .....................................                 -                  -            250,000
    Proceeds from the sale of common stock and warrants .............                 -             23,000          1,250,500
    Offering costs ..................................................                 -                  -           (138,225)
                                                                            -----------        -----------        -----------
      NET CASH FLOWS FROM FINANCING ACTIVITIES ......................                 -             23,000          1,362,275
                                                                            -----------        -----------        -----------

NET (DECREASE) INCREASE IN CASH .....................................          (231,618)             8,088            205,354

CASH - beginning of period ..........................................           436,972                  -                  -
                                                                            -----------        -----------        -----------

CASH - end of period ................................................       $   205,354        $     8,088        $   205,354
                                                                            ===========        ===========        ===========

                 See accompanying notes to financial statements
                           iGAMES ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


Note 1 - BASIS OF PRESENTATION

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the period ended March 31, 2002 included in the Form 10-KSB for the period May 9, 2001 (Inception) through March 31, 2002.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002, and the results of operations and cash flows for the three-month period ended June 30, 2002 and for the periods May 9, 2001 (Inception) through June 30, 2001 and from May 9, 2001 (Inception) through June 30, 2002 have been included.

The results of operations for the three-month period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended March 31, 2002.

NOTE 2 - INTANGIBLE ASSETS

The Company has licensed for approximately $300,000, from an unrelated company, an internet based suite of casino gaming products. The Company has the right to utilize and modify the software's source code. The Company has not placed into service the software and to date has not yet amortized the license agreement. On February 15, 2002 the Company acquired all worldwide patents and trademarks, from a related party, to a slot machine anti-cheating device for $100,000. The Company will be obligated to pay a royalty of 50% of the gross sales price on all units sold and $7,500 per month for one-year of technical support. The Company intends to amortize this intellectual property over its estimated useful-life, however it has not placed such property into service as of June 30, 2002

NOTE 3 - NOTES PAYABLE

On March 1, 2002, the Company received two convertible promissory notes from an individual for $100,000 and $150,000, respectively. The notes bear interest at 10% per annum and is due on September 1, 2002. The notes are convertible, at the option of the lender, into 200,000 and 300,000 common shares at $0.50 per share. Additionally, upon conversion, warrants equal to the number of common shares issued will be granted, these warrants shall be exercisable at $1.00 per share and expire on December 31, 2005.

NOTE 4 - STOCKHOLDERS' EQUITY

During the quarter ended June 30, 2002, the Company issued 630,000 shares to employees and consultants for services rendered. Accordingly, the Company has recorded $315,000 ($0.50 per share) in compensation to reflect the issuance of these shares.

NOTE 5 - SUBSEQUENT EVENT

On July 3, 2002, the Company issued 125,000 shares to a consultant for financial services over a one-year term. The Company has recorded $62,500 ($0.50 per share) as deferred compensation which will be amortized over the term of the contract.

Item 2   Management's Discussion and Analysis or Plan of Operations

The following discussion of the results of operations, financial condition and liquidity should be read in conjunction with iGames Entertainment, Inc. financial statements and notes thereto for the period ended March 31, 2002 appearing in our most recent annual report on Form 10-KSB.
This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting our customers. Many of such risks are beyond the control of the Company and its management.

(a)      Overview.

The Company has not yet materially engaged in its expected operations. Our Company's future operations will be to license internet and land-based casino gaming software and provide related support, maintenance and management consulting services; and market and lease the "slot machine anti-cheating device". The Company will not receive any material operating revenues until the commencement of operations, which is expected to be within the next three months, but will nevertheless continue to incur expenses until then. Our management believes that we have the adequate funds to meet our financial needs and carry out our marketing plan for the next nine months. In order for the Company to realize its goal of releasing new software products and successfully market its existing software products on an international level, it will be required to successfully complete an additional public or private financing.

(b)      Critical Accounting Policies

iGames financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for iGames include revenue and accounting for intangible assets.

iGames accounts for revenues from products licensed is recorded when the software has been delivered in accordance with AICPA Statement of Position 97-2 "Software Revenue Recognition". Revenue attributable to undelivered elements, including maintenance and technical support will be recognized with the initial licensing fee upon delivery of the software as maintenance and customer support fees are to be included in the initial licensing fee, the license period is for one year or less, and the estimated costs of providing these services are insignificant. Estimated costs of providing these services are accrued when revenues are recognized.

We account for revenues from the sale or lease of products are recognized as earned when the sale is completed, or over the lease term; as appropriate. Per user fees are fees charged to customers that access and use the Company's software products. Revenue is recognized when the software product is accessed.

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

iGames accounts for intangible assets as follows: licensing and patent agreements are stated at cost. The recoverability of the license and patent agreements is revaluated each year based upon management's expectations relating to the life of the technology and current competitive market conditions. Based upon management's expectations they believe that no impairment of its license agreement and patent exists at June 30, 2002.

(c)      Results of Operations.

For the quarters ended June 30, 2002 and 2001, the Company generated $0 of revenues, and incurred approximately $552,000 and $15,000 operating expenses, respectively; of which approximately two-thirds of those expenses represented noncash compensation related to common stock issued for services rendered. The Company intends to expand operations through the development of its license model, in addition to new software products. During the next nine months, the Company anticipates that the expenditures will increase significantly as the Company builds the required infrastructure necessary to further market its existing and future products; which includes but is not limited to:

o        Recruitment of sales, development and administrative personnel

o        Marketing activities and programs and

o Refining existing and continual development of new products through continued research and development

(d)      Liquidity and Capital Resources.

Our available cash balance at June 30, 2002 was approximately $205,000; and is approximately $175,000 at July 24, 2002. From inception through March 31, 2002, the Company raised an aggregate of approximately $1.1 million in capital through the sale of shares pursuant to a private placement made in accordance with Rule 506 under the Securities Act of 1933. In addition, the Company sold for $250,000 to a single investor, two 10% convertible promissory notes due September 1, 2002; pursuant to the exemption afforded by Section 4 (2) of the Securities Act of 1933. The Company believes that the investor plans to convert such notes to common stock.

During the quarter ended June 30, 2002, the Company used net cash of approximately $232,000 for operations. Additionally, during the quarter ended June 30, 2002, the Company entered into its first contract to sell and support its slot machine anti-cheating device to a major cruise line, and has entered into negotiations with several other companies. There are presently no plans to purchase a new facility or significant new equipment. . We believe that we have the adequate funds to meet our financial needs and carry out our marketing plan for the next nine months. The Company intends to complete an additional public or private financing within the year and believes that it has the ability to do so; however, there can be no assurance that we will in fact be able to do so.

(e)      Recent Accounting Pronouncements

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

PART II - OTHER INFORMATION

Item 1   Legal Proceedings

         None.

Item 2   Changes in Securities and Use of Proceeds

         On March 1, 2002, the Company received two convertible promissory notes from an individual for $100,000 and $150,000, respectively. The notes bear interest at 10% per annum and is due on September 1, 2002. The notes are convertible, at the option of the lender, into 200,000 and 300,000 common shares at $0.50 per share. Additionally, upon conversion, warrants equal to the number of common shares issued will be granted, these warrants shall be exercisable at $1.00 per share and expire on December 31, 2005.

         During the quarter ended June 30, 2002, the Company issued 630,000 shares to employees and consultants for services rendered. Accordingly, the Company has recorded $315,000 ($0.50 per share) in compensation to reflect the issuance of these shares.

         On July 3, 2002, the Company issued 125,000 shares to a consultant for financial services over a one-year term. The Company has recorded $62,500 ($0.50 per share) as deferred compensation which will be amortized over the term of the contract.

Item 3   Defaults Upon Senior Securities

         None.

Item 4   Submissions of Matters to a Vote of Security Holders

         None.

Item 5   Other Events

         None.

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-B

         99.1     Certification by Chief Executive Officer
         99.2     Certification by Chief Financial Officer

          (b) Reports on Form 8-K

         None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                         iGAMES ENTERTAINMENT, INC.


                                         By:/s/ Jeremy Stein
                                         -------------------
                                         Jeremy Stein, Chief Executive Officer
                                         President and Director

                                         By:/s/ Adam C. Wasserman
                                         ------------------------
                                         Chief Financial Officer

Date: August 6, 2002