Form 10QSB
period 2001-12-31
IGAMES ENTERTAINMENT INC
filed 2002-09-20
CIK 1165271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal quarter ended: December 31, 2001

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

                                 Yes      No  X
                                     ---     ---


         As of September 3, 2002, the issuer had issued and outstanding 8,985,000 shares of its common stock, par value $0.001 per share.

                           IGAMES ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2001
                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Item 1    Financial Statements

          Balance Sheet at December 31, 2001 (unaudited) ......................2

          Statements of Operations for the three months ended December
          31, 2001 and from May 9, 2001 (Inception) through
          December 31, 2001 (unaudited) .......................................3

          Statements of Cash Flows for the period May 9, 2001 (Inception)
          through December 31, 2001 (unaudited) ...............................4

          Notes to Financial Statements .......................................5

Item 2    Management's Discussion and Analysis or Plan of Operations ..........9

PART II - OTHER INFORMATION

Item 1    Legal proceedings ..................................................12

Item 2    Changes in securities and use of proceeds ..........................12

Item 3    Defaults upon senior securities ....................................12

Item 4    Submission of matters to a vote of security holders ................12

Item 5    Other events .......................................................12

Item 6(a) Exhibits ...........................................................12

Item 6(b) Reports of Form 8-K ................................................12

Signatures ...................................................................13

Certifications under Section 302 of Sarbanes-Oxley Act .......................14
                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                DECEMBER 31, 2001



                                     ASSETS

CURRENT ASSETS:
     Cash ........................................................  $   516,310
                                                                    -----------
           TOTAL CURRENT ASSETS ..................................      516,310
                                                                    -----------

PROPERTY AND EQUIPMENT ...........................................       14,735

LICENSE ..........................................................      300,020

DEPOSITS .........................................................        5,950
                                                                    -----------

                                                                    $   837,015
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses ............................................  $     7,074
                                                                    -----------
                TOTAL CURRENT LIABILITIES ........................        7,074
                                                                    -----------

STOCKHOLDERS' EQUITY:
     Common stock; $.001 par value, 10,000,000 shares authorized
           8,230,000 shares issued and outstanding ...............        8,230
     Additional paid-in capital ..................................    1,113,045
     Accumulated deficit .........................................     (291,334)
                                                                    -----------
           TOTAL STOCKHOLDERS' EQUITY ............................      829,941
                                                                    -----------

                                                                    $   837,015
                                                                    ===========

                        See notes to financial statements
                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                        Three Months        From May 9, 2001
                                     Ended December 31,    (inception) through
                                            2001            December 31, 2001
                                    --------------------   -------------------
                                        (unaudited)            (unaudited)

REVENUE ..........................            $   40,000              $  40,000
                                    --------------------   --------------------

OPERATING EXPENSES:
  Professional fees ..............                36,455                 56,734
  Research and development .......                57,167                101,167
  Travel and entertainment .......                34,632                 55,214
  Rent ...........................                 5,844                 15,408
  Other general and administrative                54,177                104,124
                                    --------------------   --------------------
                                                 188,275                332,647
                                    --------------------   --------------------

OPERATING LOSS ...................              (148,275)              (292,647)

INTEREST INCOME ..................                 1,314                  1,313
                                    --------------------   --------------------

NET LOSS .........................            $  146,961)            $ (291,334)
                                    ====================   ====================

NET LOSS PER COMMON SHARE
   -BASIC AND DILUTED ............            $    (0.02)            $    (0.04)
                                    ====================   ====================

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING -BASIC AND DILUTED              7,990,000              6,658,889
                                    ====================   ====================


                        See notes to financial statements
                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

        FOR THE PERIOD MAY 9, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001
                                   (unaudited)




CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..................................................    $  (291,334)
                                                                    -----------
     Adjustments to reconcile net loss to net cash used
         in operations:
             Common stock issued for services ..................          9,000

     Changes in assets and liabilities:
             Deposits ..........................................         (5,950)
             Accrued expenses ..................................          7,074
                                                                    -----------
             Total Adjustments .................................         10,124
                                                                    -----------
CASH USED IN OPERATIONS ........................................       (281,210)
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ........................        (14,735)
     Purchase of software license ..............................       (300,020)
                                                                    -----------
         NET CASH FLOWS USED IN INVESTING ACTIVITIES ...........       (314,755)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the sale of common stock and warrants .......      1,112,275
                                                                    -----------
         NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES .......      1,112,275
                                                                    -----------

NET INCREASE IN CASH ...........................................        516,310

CASH - beginning of period .....................................              -
                                                                    -----------

CASH - end of period ...........................................    $   516,310
                                                                    ===========


                        See notes to financial statements
                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                FROM MAY 9, 2001 (Inception) TO DECEMBER 31, 2001
                                   (Unaudited)

Note 1 - BASIS OF PREPARATION

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the period ended March 31, 2002 included in the Form 10-KSB for the period May 9, 2001 (Inception) through March 31, 2002 as well as the Form 10-QSB filed for the period ended June 30, 2002.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2001, and the results of operations and cash flows for the three-month period ended December 31, 2001 and for the period May 9, 2001 (Inception) through December 31, 2001have been included.

The results of operations for the three-month period ended December 31, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended March 31, 2002 and to the Company's Form 10-QSB as filed with the Securities and Exchange Commission for the quarter ended June 30, 2002.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Revenue Recognition - Revenue from products licensed is recorded when the software has been delivered in accordance with AICPA Statement of Position 97-2 "Software Revenue Recognition". Revenue attributable to undelivered elements, including maintenance and technical support will be recognized with the initial licensing fee upon delivery of the software because maintenance and customer support fees will be included in the initial licensing fee, the license period is for one year or less, and the estimated costs of providing these services are insignificant. Estimated costs of providing these services are accrued when revenues are recognized.

Per user fees are fees charged to customers that access and use the Company's software products. Revenue is recognized when the software product is accessed.

                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues from major software customization or enhancements sold separately or included in multiple element arrangements will be recognized using the "percentage-of-completion-method" as prescribed by SOP 81-1 and ARB No. 45, recognizing revenue relative to the proportionate progress on such contracts as measured by the ratio which costs incurred by the Company to date bear to total anticipated costs on each project.

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

New Accounting Pronouncements

In August 2001, the FASB issued Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS 144 was required beginning January 1, 2002. We do not believe the adoption of SFAS No. 144 will have a material effect on our consolidated financial position or results of operations.

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on our consolidated financial position or results of operations.

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

Note 3 - LICENSE

The Company has licensed for approximately $300,000, from an unrelated company, an internet based suite of casino gaming products. The Company has the right to utilize and modify the software's source code. The Company has not placed into service the software and to date has not yet amortized the license agreement.

                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (unaudited)

Note 4 - RELATED PARTY TRANSACTIONS

The Company has engaged a software development company to develop its internally developed products as well as modify its licensed products. An officer of this software company is also the Chief Technology Officer of iGames. As of December 31, 2001 the Company has paid approximately $108,000 in consulting fees to this related party.

Note 5 - STOCKHOLDERS' EQUITY

The Company's authorized capital stock consists of 10,000,000 shares of common stock, par value $.001 per share. On November 30, 2001, there were issued and outstanding 8,230,000 shares of common stock.

Between May 9, 2001 (inception) and August 2001 the Company issued 5,430,000 shares of common stock to the founding shareholders of the Company. The Company received proceeds of $23,000 or $0.004 per share for these shares of its common stock.

In August 2001, the Company solicited a private placement memorandum for the sale of a unit that consists of one share and one warrant to purchase a share of the Company's common stock. Between August and November 30, 2001 the Company completed the sale of 2,455,000 shares of common stock and 2,455,000 stock purchase warrants exercisable at $1.00 per share expiring on December 31, 2005. The Company received gross proceeds of $1,227,500 or $0.50 per share and incurred offering costs of $138,225. In connection with the offering the Company issued 325,000 shares of common stock and 123,250 stock purchase warrants exercisable at $1.00 expiring on December 31, 2005.

In September 2001 the Company issued 20,000 shares of common stock to a former officer. The Company valued these shares at $0.45 or the value of the shares sold under its private placement (less a 10% discount for market restrictions). In connection with this issuance the Company recorded $9,000 in compensation.

Note 6 - SUBSEQUENT EVENTS

On February 15, 2002 the Company acquired all worldwide patents and trademarks, from a related party, to a slot machine anti-cheating device for $100,000. The Company will be obligated to pay a royalty of 50% of the gross sales price on all units sold and $7,500 per month for one-year of technical support. The Company intends to amortize this intellectual property over its estimated useful-life.

On March 1, 2002, the Company received a $250,000 convertible promissory note from an individual. The note bears interest at 10% per annum and is due on September 1, 2002. Such note is convertible, at the option of the lender, into 500,000 shares or $0.50 per share. Additionally, upon conversion, warrants equal to the number of common shares issued will be granted, these warrants shall be exercisable at $1.00 per share and expire on December 31, 2005.

During the quarter ended June 30, 2002, the Company issued 630,000 shares to employees and consultants for services rendered. Accordingly, the Company has recorded $315,000 ($0.50 per share) in compensation to reflect the issuance of these shares.

On July 3, 2002, the Company issued 125,000 shares to a consultant for financial services over a one-year term. The Company has recorded $62,500 ($0.50 per share) as deferred compensation, which will be amortized over the term of the contract.

                           iGAMES ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (unaudited)

Note 6 - SUBSEQUENT EVENTS

In September 2002, the Company solicited a private placement memorandum for the sale of unit that consists of one shares and one warrant to purchase a share of the Company's common stock. During September 2002 Company completed the sale of 1,350,000 shares of common stock and 1,350,000 stock purchase warrants exercisable at $1.00 per share expiring on December 31, 2005. The Company received gross proceeds of $675,000 or $0.50 per share.

Item 2   Management's Discussion and Analysis or Plan of Operations

The following discussion of the results of operations, financial condition and liquidity should be read in conjunction with iGames Entertainment, Inc. financial statements and notes thereto for the period ended March 31, 2002 appearing in our most recent annual report on Form 10-KSB, as well as our most recent Form 10-QSB for the quarter ended June 30, 2002. This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting our customers. Many of such risks are beyond the control of the Company and its management.

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

iGames accounts for revenues from products licensed when the software has been delivered in accordance with AICPA Statement of Position 97-2 "Software Revenue Recognition". Revenue attributable to undelivered elements, including maintenance and technical support will be recognized with the initial licensing fee upon delivery of the software, as maintenance and customer support fees are to be included in the initial licensing fee, the license period is for one year or less, and the estimated costs of providing these services are insignificant. Estimated costs of providing these services are accrued when revenues are recognized.

We account for revenues from the sale or lease of products as earned when the sale is completed, or over the lease term; as appropriate. Per user fees are fees charged to customers that access and use the Company's software products. Revenue is recognized when the software product is accessed.

Revenues from major software customization or enhancements sold separately or included in multiple element arrangements will be recognized using the "percentage-of-completion-method" as prescribed by SOP 81-1 and ARB No. 45, recognizing revenue relative to the proportionate progress on such contracts as measured by the ratio which costs incurred by the Company to date bear to total anticipated costs on each project.

iGames accounts for intangible assets as follows: licensing and patent agreements are stated at cost. The recoverability of the license and patent agreements is revaluated each year based upon management's expectations relating to the life of the technology and current competitive market conditions. Based upon management's expectations they believe that no impairment of its license agreement and patent exists at December 31, 2001.

Item 2   Management's Discussion and Analysis or Plan of Operations (continued)

(c)      Results of Operations.

For the quarter ended December 31, 2001, the Company generated $40,000 of revenues, and incurred approximately $188,000 in operating expenses; of which approximately one-thirds of those expenses represented research and development costs associated with the development of our products. The balance of these costs consisted of approximately $36,000 in professional fees associated with the filing of our Form SB-2, $35,000 in travel, $6,000 in rent and $54,000 in other administrative costs. The Company intends to expand operations through the development of its license model, in addition to new software products. During the next twelve months, the Company anticipates that the expenditures will increase significantly as the Company builds the required infrastructure necessary to further market its existing and future products; which includes but is not limited to: o Recruitment of sales, development and administrative personnel o Marketing activities and programs and o Refining existing and continual development of new products through continued research and development

(d)      Liquidity and Capital Resources.

Our available cash balance at December 31, 2001 was approximately $516,000. From inception through September 19, 2002, the Company raised an aggregate of approximately $1.775 million in capital through the sale of shares pursuant to a private placement made in accordance with Rule 506 under the Securities Act of 1933. In addition, the Company sold for $250,000 to a single investor, two 10% convertible promissory notes due September 1, 2002; pursuant to the exemption afforded by Section 4 (2) of the Securities Act of 1933. We believe that the investor plans to convert such notes to common stock.

During the quarter ended December 31, 2001, the Company used cash of approximately $281,000 for operations. There are presently no plans to purchase a new facility or significant new equipment. We believe that we have the adequate funds to meet our financial needs and carry out our marketing plan for the next twelve months. The Company intends to complete an additional public or private financing within the year and believes that it has the ability to do so; however, there can be no assurance that we will in fact be able to do so.

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

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on our consolidated financial position or results of operations.

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings

         None.

Item 2   Changes in Securities and Use of Proceeds

         None

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


                                       By:/s/ Jeremy Stein
                                       -------------------
                                       Jeremy Stein, Chief Executive Officer
                                       President and Director

                                       By:/s/ Adam C. Wasserman
                                       ------------------------
                                       Chief Financial Officer

Date: September 19, 2002

              CERTIFICATONS UNDER SECTION 302 OF SARBANES-OXLEY ACT

         I, Jeremy Stein, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/10-QSB of iGames Entertainment, Inc..

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 19, 2002
      ------------------

/s/ Jeremy Stein
----------------
President


         I, Adam C. Wasserman, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/10-QSB of iGames Entertainment, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 19, 2002
      ------------------

/s/ Adam C. Wasserman
---------------------
President