Form 10QSB
period 2002-09-30
IGAMES ENTERTAINMENT INC
filed 2002-11-12
CIK 1165271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                 Quarterly report under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


For the fiscal quarter ended:       September 30, 2002

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

                               Yes  X     No
                                   ---       ---

As of October 15, 2002, the issuer had issued and outstanding 10,485,000 shares of its common stock, par value $0.001 per share.

                           IGAMES ENTERTAINMENT, INC.
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                              INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
    Item 1 - Financial Statements

        Balance Sheet at September 30, 2002 (unaudited)........................3

        Statements of Operations for the three months ended
          September 30, 2002 and 2001 and for the six months ended
          September 30, 2002 and from May 9, 2001 (Inception) through
          September 30, 2002 (unaudited).......................................4

        Statements of Cash Flows for the six months ended
          September 30, 2002 and from May 9, 2001 (Inception)
          through September 30, 2001 (unaudited)...............................5

        Notes to Financial Statements........................................6-7

    Item 2 - Management's Discussion and Analysis or Plan of Operations.....8-11

    Item 4 - Controls and Procedures.......................................11-12

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings................................................12

    Item 2 - Changes in securities and use of proceeds........................12

    Item 3 - Defaults upon senior securities..................................12

    Item 4 - Submission of matters to a vote of security holders..............12

    Item 5 - Other events.....................................................12

    Item 6 - Exhibits and Reports on 8-K......................................13

    Signatures................................................................14

    Certifications.........................................................15-18
                           iGAMES ENTERTAINMENT, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash .........................................................  $   600,892
    Accounts receivable ..........................................       12,999
    Inventory ....................................................       15,840
    Prepaid expenses and other current assets ....................       40,916
                                                                    -----------

          TOTAL CURRENT ASSETS ...................................      670,647

FIXED ASSETS-net .................................................       14,843
INTANGIBLE ASSETS ................................................      400,025
DEPOSITS .........................................................        7,513
                                                                    -----------

          TOTAL ASSETS ...........................................  $ 1,093,028
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable-current .........................................  $   250,000
    Deferred revenue .............................................       42,611
    Accounts payable and accrued expenses ........................       83,409
                                                                    -----------

               TOTAL CURRENT LIABILITIES .........................      376,020
                                                                    -----------

STOCKHOLDERS' EQUITY:
    Common stock; $.001 par value, 50,000,000 shares authorized
          10,485,000 shares issued and outstanding ...............       10,485
    Additional paid-in capital ...................................    2,182,120
    Accumulated deficit ..........................................   (1,475,597)
                                                                    -----------

          TOTAL STOCKHOLDERS' EQUITY .............................      717,008
                                                                    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............  $ 1,093,028
                                                                    ===========

                 See accompanying notes to financial statements

                                          iGAMES ENTERTAINMENT, INC.

                                           STATEMENTS OF OPERATIONS


                                                        For the
                                                    Three Months Ended        For the Six      From May 9,
                                                       September 30,          Months Ended   2001 (Inception)
                                               ---------------------------    September 30,  to September 30,
                                                   2002            2001            2002            2001
                                               -----------     -----------     -----------     -----------
                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

REVENUE ...................................    $    25,998     $         -     $    25,998     $         -

COST OF GOODS SOLD ........................          8,236               -           8,236
                                               -----------     -----------     -----------     -----------

                                                    17,762               -          17,762               -
                                               -----------     -----------     -----------     -----------

OPERATING EXPENSES:
     Salaries and benefits ................         46,375           8,674         110,452           8,674
     Noncash compensation .................        103,830           9,000         418,830           9,000
     Professional fees ....................         87,591          17,601         108,842          20,279
     Advertising ..........................          6,997           4,100          40,230           4,100
     Research and development .............         33,184          32,500          64,868          44,000
     Travel and entertainment .............         26,716          20,582          47,247          20,582
     Rent .................................         22,346           8,964          36,604           9,564
     Other general and administrative .....         64,332          28,042         116,629          28,176
                                               -----------     -----------     -----------     -----------
                                                   391,371         129,463         943,702         144,375
                                               -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS ......................       (373,609)       (129,463)       (925,940)       (144,375)

OTHER INCOME (EXPENSE):
     Interest expense .....................        (12,500)              -         (12,500)              -
     Interest income ......................            463               -             523               -
                                               -----------     -----------     -----------     -----------
                                                   (12,037)              -         (11,977)              -
                                               -----------     -----------     -----------     -----------


NET LOSS ..................................    $  (385,646)    $  (129,463)    $  (937,917)    $  (144,375)
                                               ===========     ===========     ===========     ===========

NET LOSS PER COMMON SHARE-BASIC AND DILUTED    $     (0.04)    $     (0.02)    $     (0.10)    $     (0.02)
                                               ===========     ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     -BASIC AND DILUTED ...................      9,328,750       6,122,500       8,947,857       5,891,667
                                               ===========     ===========     ===========     ===========

                                See accompanying notes to financial statements

                                                     -4-

                                     iGAMES ENTERTAINMENT, INC.

                                      STATEMENTS OF CASH FLOWS


                                                                  For the          From May 9, 2001
                                                              Six Months Ended      (Inception) to
                                                             September 30, 2002   September 30, 2001
                                                             ------------------   ------------------
                                                                 (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..........................................          $(937,917)          $(144,375)
     Adjustments to reconcile net loss to net cash
        used in operations:
           Common stock issued for services ............            418,830                   -
           Depreciation ................................              1,800                   -

     Changes in assets (increase) decrease:
        Accounts receivable ............................            (12,999)                  -
        Inventory ......................................            (15,840)                  -
        Prepaid expenses ...............................            (37,232)                  -
        Deposits .......................................             (1,813)                  -

     Changes in liabilities increase (decrease):
        Accounts payable and accrued expenses ..........             53,980                 110
        Deferred revenue ...............................             42,611                   -
                                                                  ---------           ---------

        NET CASH FLOWS USED IN OPERATING ACTIVITIES ....           (488,580)           (144,265)
                                                                  ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of software license ......................                  -            (300,020)
                                                                  ---------           ---------

        NET CASH FLOWS USED IN INVESTING ACTIVITIES ....                  -            (300,020)
                                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from advances from affiliates ............                  -              10,000
     Proceeds from the sale of common stock and warrants            750,000             758,350
     Offering costs ....................................            (97,500)                  -
                                                                  ---------           ---------

        NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES             652,500             768,350
                                                                  ---------           ---------

NET INCREASE IN CASH ...................................            163,920             324,065

CASH - beginning of period .............................            436,972                   -
                                                                  ---------           ---------

CASH - end of period ...................................          $ 600,892           $ 324,065
                                                                  =========           =========

Cash paid during year for:
     Interest ..........................................          $       -           $       -
                                                                  =========           =========
     Income Taxes ......................................          $       -           $       -
                                                                  =========           =========

                           See accompanying notes to financial statements

                                                -5-

                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 1 - BASIS OF PRESENTATION

iGames Entertainment, Inc.(the "Company" or "iGames") was originally incorporated in the State of Florida on May 9, 2001 under the name Alladin Software, Inc. On June 25, 2001, the Company changed its name to iGames Entertainment, Inc. On July 10, 2001, iGames Entertainment, Inc. was incorporated in Nevada, and iGames Entertainment, Inc., a Florida corporation, became a wholly-owned subsidiary. The acquisition was accounted for as a purchase between commonly controlled entities and the financial statements have been combined for all periods presented.

On February 15, 2002, the Company purchased the world-wide patents, trademarks and rights thereto for a "slot anti-cheating device", known as the Protector, for gaming machines, which it markets to the slot machine gaming machine companies and their customers. In addition, the Company develops and licenses Internet and land-based gaming software, and provides related support, maintenance and management consulting services. The Company licenses the use of proprietary software products and trademarks to independent third parties located in jurisdictions where Internet gaming is either recognized as a legitimate business enterprise or not prohibited.

During the quarter ended September 30, 2002, the Company recognized its first sales from its Protector product. Accordingly, management of the Company believes it is no longer in the development phase of its existence.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and related footnotes for the period ended March 31, 2002 contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the six months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year ending March 31, 2003.

NOTE 3 - NOTES PAYABLE

On March 1, 2002, the Company received two convertible promissory notes from an individual for $100,000 and $150,000, respectively. The notes bear interest at 10% per annum and are due on September 1, 2002. The notes are convertible, at the option of the lender, into 200,000 and 300,000 common shares at $0.50 per share. Additionally, upon conversion, warrants equal to the number of common shares issued will be granted. These warrants shall be exercisable at $1.00 per share and expire on December 31, 2005. In October 2002, the noteholder converted the $150,000 note into 300,000 shares of the Company's common stock. The remaining note of $100,000 continues to bear interest at 10% per annum and is due upon demand. As of September 30, 2002, the Company has accrued interest relating to these notes of $14,583.

                           iGAMES ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2002

NOTE 4 - STOCKHOLDERS' EQUITY

In April 2002, with the approval of the Board of Directors, the Company increased its authorized number of common stock issuable from 10,000,000, to 50,000,000 shares $.001 par value. Additionally, the Company is now authorized to issue 5,000,000 of preferred stock $.001 par value.

During the quarter ended June 30, 2002, the Company issued 630,000 shares to employees and consultants for services rendered. Accordingly, the Company has recorded $315,000 ($0.50 per share) in compensation to reflect the issuance of these shares.

On July 3, 2002, the Company issued 125,000 shares to a consultant for financial services over a one-year term. The Company has recorded $62,500 ($0.50 per share) as compensation expense.

In September 2002, the Company sold 1,500,000 units consisting of one share of its common stock and one warrant to purchase a share of common stock (exercisable at $1.00) for $0.50 per unit. The Company received proceeds from this stock sale of $652,500, which is net of offering costs paid of $97,500.

In August 2002, the Company issued 100,000 options to acquire shares of the Company's common stock to a consultant; such options are exercisable at $0.10 per share and expire threes years from the grant date. The Company recognized $41,330 in noncash compensation relating to the issuance of these options.

In August 2002, the Company issued 25,000 options to acquire shares of the Company's common stock to an employee; such options are exercisable at $0.10 per share and expire three years from the date of the grant. The Company has valued these options at $10,333 or $0.41 per option. The Company's pro forma net loss as relating to the issuance of options to employees is $927,584 of September 30, 2002 or $0.11 per share.

NOTE 5 - SUBSEQUENT EVENTS

In October 2002, a note of $150,000 was converted into 300,000 shares of the Company's common stock (see Note 3).

In October 2002, the Company issued 150,000 shares of its restricted common stock to a financial consultant for services rendered. Such shares will be valued at the fair market value on the date of the grant and charged to consulting expense.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the results of operations, financial condition and liquidity should be read in conjunction with iGames Entertainment, Inc. financial statements and notes thereto for the period ended March 31, 2002 appearing in our most recent annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

Overview

During the quarter ended September 30, 2002, we realized revenues from the sale of our "slot machine anti-cheating device" known as the Protector device. Accordingly, we believe that we are no longer in the development stage. In addition to the sale of our Protector device, we intend to license internet and land-based casino gaming software and provide related support, maintenance and management consulting services. We believe that we have the adequate funds to meet our financial needs and carry out our marketing plan and to realize our goal of releasing new software products and successfully market our existing software products on an international level.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2002. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Revenue from products licensed is recorded when the software has been delivered in accordance with AICPA Statement of Position 97-2 "Software Revenue Recognition". Revenue attributable to undelivered elements, including maintenance and technical support will be recognized with the initial licensing fee upon delivery of the software. Maintenance and customer support fees are to be included in the initial licensing fee since the license period is for one year or less, and the estimated costs of providing these services are insignificant. Estimated costs of providing these services are accrued when revenues are recognized.

Revenues from the sale or lease of products are recognized as earned when the sale is completed, or over the lease term; as appropriate. Per user fees are fees charged to customers that access and use the Company's software products. Revenue is recognized when the software product is accessed.

Revenues from major software customization or enhancements sold separately or included in multiple element arrangements will be recognized using the "percentage-of-completion-method" as prescribed by SOP 81-1 and ARB No. 45, recognizing revenue relative to the proportionate progress on such contracts as measured by the ratio of which costs incurred by the Company to date bear to total anticipated costs on each project.

We account for intangible assets as follows: licensing and patent agreements are stated at cost. The recoverability of the license and patent agreements is revaluated each year based upon management's expectations relating to the life of the technology and current competitive market conditions. Based upon management's expectations they believe that no impairment of its license agreement and patent exists at September 30, 2002.

We account for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," we adopted the pro forma disclosure requirements of SFAS 123.

RESULTS OF OPERATIONS

For the six months ended September 30, 2002 we generated revenues of $25,998 as compared to $0 for comparable period ended in 2001. Cost of goods sold for the six months ended September 30, 2002 was $8,236 generating a gross profit of $17,762 (68%).

Salaries and benefits for the six months ended September 30, 2002 were $110,452 as compared to $8,674 for the period ended September 30, 2001, an increase of $101,778. This increase was due to the hiring of personnel for sales and administration purposes during the six months ended September 30, 2002. During the period ended September 30, 2001. we had minimal staff.

Non-cash compensation during six months ended September 30, 2002 was $418,830 and consisted of common stock issued to employees and consultants for services rendered. During the period from inception (May 9, 2001) to September 30, 2001, non-cash compensation was $9,000.

Professional fees were $108,842 for the six months ended September 30, 2002 as compared to $20,279 for the period from inception (May 9, 2001) to September 30, 2001, an increase of $88,563 or 437%. This increase was due to an increase in our operating activities including the cost of the registration of our patents and our licensing agreements as well as the filing of our Form SB-2 and our other public filings.

Advertising expense for the six months ended September 30, 2002 was $40,230 as compared to $4,100 for the period from May 9, 2001 (inception) through September 30, 2001. The increase in advertising expenses was due to the completion of the development phase of our business plan and the further execution of our marketing plan.

Research and development costs were $64,868 for the six months ended September 30, 2002 as compared to $44,000 for the period from May 9, 2001 (inception) through September 30, 2001 an increase of $20,868 or 47%. The increase is due to the completion of the development of our Protector product as well as the further development of our internet gaming based software products.

Travel and entertainment was $47,247 for the six months ended September 30, 2002 as compared to $20,582 for the period from May 9, 2001 (inception) through September 30, 2001, an increase of $26,665 or 130%. The increase in travel and entertainment is directly attributable to the execution of our marketing plan to include the approval of our Protector product by the Nevada Gaming Commission.

Rent for the six months ended September 30, 2002 was $36,604 as compared to $9,564 for the period from May 9, 2001 (inception) through September 30, 2001. The increase was due to our renting of facilities for the entire six month period in 2002, which was not the case in the 2001 period.

Other general and administrative costs for the six months ended September 30, 2002 were $116,629 as compared to $28,176 for the period from May 9, 2001 (inception) through September 30, 2001, an increase of $88,453 or 314%. The increase was due to further execution of our business plan. These costs consist of primarily insurance, office supplies and equipment, royalty fees and printing.

We incurred interest expense of $12,500 for the nine months ended September 30, 2002 relating to our outstanding notes payable of $250,000. Additionally, we recorded $523 in interest income relating to our cash balances during the current fiscal year.

We reported a net loss for the six months ended September 30, 2002 of $937,917 compared to a net loss for the period from May 9, 2001 (inception) through September 30, 2001 of $144,374.

This translates to an overall per-share loss of $.10 for the six months ended September 30, 2002 compared to a per share loss of $.02 for the period from May 9, 2001 (inception) through September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash balance at September 30, 2002 was approximately $601,000; and is approximately $582,000 at October 15, 2002. From inception through September 30, 2002, we raised an aggregate of approximately $1.84 million in capital through the sale of shares pursuant to a private placement made in accordance with Rule 506 under the Securities Act of 1933. In addition, we sold for $250,000 to a single investor, two 10% convertible promissory notes due September 1, 2002; pursuant to the exemption afforded by Section 4 (2) of the Securities Act of 1933. We believe that the investor plans to convert such notes to common stock and common stock purchase warrants.

During the six months ended September 30, 2002, the Company used net cash of approximately $489,000 from operations. This consisted of a net loss of approximately $938,000 and increases in our operating assets of $68,000 offset by non-cash compensation from the issuance of common stock for services of $418,830, depreciation expense of $1,800 and increases in our liabilities consisting of accounts payable and accrued expenses and deferred revenues of approximately $97,000.

Additionally, the Company had net cash flows from financing activities of $652,500. This consisted of $750,000 in gross proceeds from a sale of units of our common stock and stock purchase warrants offset by offering costs of $97,500.

Additionally, during the six months ended September 30, 2002, the Company entered into its first contract to sell and support its slot machine anti-cheating device to a major cruise line, and has entered into negotiations with several other companies. There are presently no plans to purchase a new facility or significant new equipment. . We believe that we have the adequate funds to meet our financial needs and carry out our current marketing plans.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003 and does not expect that it will have a material impact on its financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

ITEM 4 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer. Based upon that evaluation, the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities and Use of Proceeds

         On July 3, 2002, we issued 125,000 shares to a consultant for financial services over a one-year term.

         In September 2002, we sold 1,500,000 units consisting of one share of its common stock and one warrant to purchase a share of common stock (exercisable at $1.00) for $0.50 per unit. We received gross proceeds from this sale of $750,000. We paid $97,500 in offering costs associated with the sale of common stock. .

         In August 2002, the Company issued 100,000 options to acquire shares of the Company's common stock to a consultant; such options are exercisable at $0.10 per share and expire threes years from the grant date.

         In August 2002, the Company issued 25,000 options to acquire shares of the Company's common stock to an employee; such options are exercisable at $0.10 per share and expire three years from the date of the grant.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

         None.

Item 5 - Other Events

         None.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-B

         99.1     Certification by Chief Executive Officer
         99.2     Certification by Chief Financial Officer

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                       iGAMES ENTERTAINMENT, INC.


Date:  November 12, 2002               By: /s/ Jeremy Stein
                                           ----------------
                                           Jeremy Stein, Chief Executive Officer
                                           President and Director


Date:  November 12, 2002               By: /s/ Adam C. Wasserman
                                           ---------------------
                                           Chief Financial Officer

                                  CERTIFICATION

           PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Jeremy Stein, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of iGAMES ENTERTAINMENT, INC.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the company) is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002              By: /s/ Jeremy Stein
                                         Jeremy Stein,
                                         Chief Executive Officer,
                                         President and Director

                                  CERTIFICATION

           PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Adam C. Wasserman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of iGAMES ENTERTAINMENT, INC.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the company) is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002              By: /s/ Adam C. Wasserman
                                         Adam C. Wasserman,
                                         Chief Financial Officer