Form 10QSB
period 2002-12-31
IGAMES ENTERTAINMENT INC
filed 2003-02-03
CIK 1165271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                 Quarterly report under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


For the fiscal quarter ended:       December 31, 2002

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


                301 Yamato Road, Suite 2199, Boca Raton, FL 33431
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

         As of January 15, 2003, the issuer had issued and outstanding 11,125,000 shares of its common stock, par value $0.001 per share.

                           IGAMES ENTERTAINMENT, INC.
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2002
                              INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
         Item 1 - Financial Statements

                  Balance Sheet at December 31, 2002 (unaudited)...............3

                  Statements of Operations for the three months ended
                  December 31, 2002 and 2001 and for the nine months
                  ended December 31, 2002 and from May 9, 2001
                  (Inception) through December 31, 2001 (unaudited)............4

                  Statements of Cash Flows for the nine months ended
                  December 31, 2002 and from May 9, 2001 (Inception)
                  through December 31, 2001 (unaudited)........................5

                  Notes to Financial Statements..............................6-7

         Item 2 - Management's Discussion and Analysis or
                  Plan of Operations........................................8-11

         Item 3 - Controls and Procedures.....................................12


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................12

         Item 2 - Changes in securities and use of proceeds...................12

         Item 3 - Defaults upon senior securities.............................12

         Item 4 - Submission of matters to a vote of security holders.........13

         Item 5 - Other events................................................13

         Item 6 - Exhibits and Reports on 8-K.................................13

         Signatures...........................................................14

         Certification.....................................................15-16
                           iGAMES ENTERTAINMENT, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2002
                                   (unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash .........................................................  $   314,007
    Accounts receivable ..........................................        4,882
    Inventory ....................................................       18,048
    Prepaid expenses and other current assets ....................       61,098
                                                                    -----------

          TOTAL CURRENT ASSETS ...................................      398,035

FIXED ASSETS-net .................................................       13,943
INTANGIBLE ASSETS, net of accumulated amortization of $33,335 ....      366,690
DEPOSITS .........................................................        3,369
                                                                    -----------

          TOTAL ASSETS ...........................................  $   782,037
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable-current .........................................  $   100,000
    Accounts payable and accrued expenses ........................       56,507
                                                                    -----------

          TOTAL CURRENT LIABILITIES ..............................      156,507
                                                                    -----------

STOCKHOLDERS' EQUITY:
    Common stock; $.001 par value, 50,000,000 shares authorized
          11,125,000 shares issued and outstanding ...............       11,125
    Additional paid-in capital ...................................    2,763,980
    Accumulated deficit ..........................................   (2,149,575)
                                                                    -----------

          TOTAL STOCKHOLDERS' EQUITY .............................      625,530
                                                                    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............  $   782,037
                                                                    ===========

                 See accompanying notes to financial statements

                                        iGAMES ENTERTAINMENT, INC.

                                         STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                                 For the Three Months       For the Nine    From May 9,
                                                  Ended December 31,        Months Ended  2001 (Inception)
                                            ----------------------------    December 31,   to December 31,
                                                2002            2001            2002            2001
                                            ------------    ------------    ------------    ------------
REVENUE ................................... $     74,309    $     40,000    $    100,307    $     40,000

COST OF GOODS SOLD ........................       10,370               -          18,606
                                            ------------    ------------    ------------    ------------

                                                  63,939          40,000          81,701          40,000
                                            ------------    ------------    ------------    ------------

OPERATING EXPENSES:
     Salaries and benefits ................       84,005               -         194,457               -
     Noncash compensation .................      369,250               -         851,330               -
     Professional fees ....................       43,321          36,455         152,163          56,734
     Advertising ..........................        8,224               -          48,454               -
     Research and development .............       58,829          57,167         123,697         101,167
     Travel and entertainment .............       37,945          34,632          85,192          55,214
     Rent .................................        9,579           5,844          46,183          15,408
     Other general and administrative .....      116,658          54,177         170,037         104,124
                                            ------------    ------------    ------------    ------------
                                                 727,811         188,275       1,671,513         332,647
                                            ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ......................     (663,872)       (148,275)     (1,589,812)       (292,647)

OTHER INCOME (EXPENSE):
     Interest expense .....................      (10,489)              -         (22,989)              -
     Interest income ......................          383           1,314             906           1,313
                                            ------------    ------------    ------------    ------------
                                                 (10,106)          1,314         (22,083)          1,313
                                            ------------    ------------    ------------    ------------


NET LOSS .................................. $   (673,978)   $   (146,961)   $ (1,611,895)   $   (291,334)
                                            ============    ============    ============    ============

NET LOSS PER COMMON SHARE-BASIC AND DILUTED $      (0.06)   $      (0.02)   $      (0.17)   $      (0.04)
                                            ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     -BASIC AND DILUTED ...................   10,865,000       7,990,000       9,561,000       6,658,889
                                            ============    ============    ============    ============

                              See accompanying notes to financial statements

                                                    -4-

                                     iGAMES ENTERTAINMENT, INC.

                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                  For the           From May 9, 2001
                                                              Nine Months Ended      (Inception) to
                                                              December 31, 2002     December 31, 2001
                                                              -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..........................................          $(1,611,895)          $  (291,334)
    Adjustments to reconcile net loss to net cash
       used in operations:
          Common stock issued for services ............              851,330                 9,000
          Depreciation and amortization ...............               36,035                     -

    Changes in assets (increase) decrease:
       Accounts receivable ............................               (4,882)                    -
       Inventory ......................................              (18,048)                    -
       Prepaid expenses ...............................              (57,414)                    -
       Deposits .......................................                2,331                (5,950)

    Changes in liabilities increase (decrease):
       Accounts payable and accrued expenses ..........               27,078                 7,074
                                                                 -----------           -----------

       NET CASH FLOWS USED IN OPERATING ACTIVITIES ....             (775,465)             (281,210)
                                                                 -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ..............................                    -               (14,735)
    Purchase of software license ......................                    -              (300,020)
                                                                 -----------           -----------

       NET CASH FLOWS USED IN INVESTING ACTIVITIES ....                    -              (314,755)
                                                                 -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from advances from affiliates ............                    -                     -
    Proceeds from the sale of common stock and warrants              750,000             1,112,275
    Offering costs ....................................              (97,500)                    -
                                                                 -----------           -----------

       NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               652,500             1,112,275
                                                                 -----------           -----------

NET (DECREASE) INCREASE IN CASH .......................             (122,965)              516,310

CASH - beginning of period ............................              436,972                     -
                                                                 -----------           -----------

CASH - end of period ..................................          $   314,007           $   516,310
                                                                 ===========           ===========

Cash paid during year for:
    Interest ..........................................          $    14,656           $         -
                                                                 ===========           ===========
    Income Taxes ......................................          $         -           $         -
                                                                 ===========           ===========

                           See accompanying notes to financial statements

                                                -5-

                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and related footnotes for the period ended March 31, 2002 contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of the results for the full fiscal year ending March 31, 2003.

NOTE 2 - NOTES PAYABLE

On March 1, 2002, the Company received two convertible promissory notes from an individual for $100,000 and $150,000, respectively. The notes bear interest at 10% per annum and are due on September 1, 2002. The notes are convertible, at the option of the lender, into 200,000 and 300,000 common shares at $0.50 per share. Additionally, upon conversion, warrants equal to the number of common shares issued will be granted. These warrants shall be exercisable at $1.00 per share and expire on December 31, 2005. In October 2002, the noteholder converted the $150,000 note into 300,000 shares of the Company's common stock. The remaining note of $100,000 continues to bear interest at 10% per annum and is due upon demand. As of December 31, 2002, the Company has accrued interest relating to this note of $8,423.

                           iGAMES ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2002


NOTE 3 - STOCKHOLDERS' EQUITY

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

In August 2002, the Company issued 100,000 options to acquire shares of the Company's common stock to a consultant; such options are exercisable at $0.10 per share and expire three years from the grant date. The Company recognized $41,330 in noncash compensation relating to the issuance of these options.

In August 2002, the Company issued 25,000 options to acquire shares of the Company's common stock to an employee; such options are exercisable at $0.10 per share and expire three years from the date of the grant. The Company has valued these options at $10,333 or $0.41 per option. The Company's pro forma net loss as relating to the issuance of options to employees is $1,622,228 of December 31, 2002 or $0.17 per share.

In October 2002, a note of $150,000 was converted into 300,000 shares of the Company's common stock (see Note 3).

In October 2002, the Company issued 150,000 shares of its restricted common stock to a director of the Company, who provided both financial and marketing consulting services. Such shares were valued at the fair market value on the date of the grant. The Company recorded $172,500 in noncash compensation.

In October 2002, 10,000 shares of the Company's previously issued shares were cancelled.

In December 2002, the Company issued 200,000 shares to two consultants for services rendered. These shares were valued at fair market value and recorded as consulting expense. The Company recorded $260,000 in consulting expenses related to these issuances.

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

Overview

During the nine months ended December 31, 2002, we realized revenues from the sale of our "slot machine anti-cheating device" known as the Protector device. Accordingly, we believe that we are no longer in the development stage. In addition to the sale of our Protector device, we intend to license internet and land-based casino gaming software and provide related support, maintenance and management consulting services. We believe that we have the adequate funds to meet our financial needs and carry out our marketing plan and to realize our goal of releasing new software products and successfully market our existing software products on an international level.

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

We account for intangible assets as follows: licensing and patent agreements are stated at cost. The recoverability of the license and patent agreements is revaluated each year based upon management's expectations relating to the life of the technology and current competitive market conditions. Based upon management's expectations they believe that no impairment of its license agreement and patent exists at December 31, 2002.

We account for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," we adopted the pro forma disclosure requirements of SFAS 123.

RESULTS OF OPERATIONS

For the nine months ended December 31, 2002 we generated revenues of $100,307 as compared to $40,000 for comparable period ended in 2001. Cost of goods sold for the nine months ended December 31, 2002 was $18,606 generating a gross profit of $81,701 (81%). Sales generated for the period ended December 31, 2001 we derived from consulting sources and had no corresponding cost of sales.

Salaries and benefits for the nine months ended December 31, 2002 were $194,457 as compared to $0 for the period ended December 31, 2001. This increase was due to the hiring of personnel for sales and administration purposes during the nine months ended December 31, 2002. During most of the period ended December 31, 2001 we had minimal staff.

Non-cash compensation during nine months ended December 31, 2002 was $851,330 and consisted of common stock issued to employees and consultants for services rendered. During the period from inception (May 9, 2001) to December 31, 2001, we incurred $0 non-cash compensation.

Professional fees were $152,163 for the nine months ended December 31, 2002 as compared to $56,734 for the period from inception (May 9, 2001) to December 31, 2001, an increase of $95,429 or 168%. This increase was due to an increase in our operating activities including the cost of the registration of our patents and our licensing agreements as well as the filing of our Form SB-2 and our other public filings.

Advertising expense for the nine months ended December 31, 2002 was $48,454 as compared to $0 for the period from May 9, 2001 (inception) through December 31, 2001. The increase in advertising expenses was due to the completion of the development phase of our business plan and the further execution of our marketing plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS  (Continued)

Research and development costs were $123,697 for the nine months ended December 31, 2002 as compared to $101,167 for the period from May 9, 2001 (inception) through December 30, 2001 an increase of $22,530 or 22%. The increase is due to the completion of the development of our Protector product as well as the further development of our internet gaming based software products.

Travel and entertainment was $85,192 for the nine months ended December 31, 2002 as compared to $55,214 for the period from May 9, 2001 (inception) through December 31, 2001, an increase of $29,978 or 54%. The increase in travel and entertainment is directly attributable to the execution of our marketing plan to include the approval of our Protector product by the Nevada Gaming Commission.

Rent for the nine months ended December 31, 2002 was $46,183 as compared to $15,408 for the period from May 9, 2001 (inception) through December 30, 2001. The increase was due to our renting of facilities for the entire nine month period in 2002, which was not the case in the 2001 period.

Other general and administrative costs for the nine months ended December 31, 2002 were $170,037 as compared to $104,124 for the period from May 9, 2001 (inception) through December 31, 2001, an increase of $65,913 or 63%. The increase was due to further execution of our business plan. These costs consist of primarily depreciation, amortization of intangibles, insurance, office supplies and equipment, royalty fees and printing.

We incurred interest expense of $22,989 for the nine months ended December 31, 2002 relating to our financing in March 2002 consisting of notes payable of $250,000. Additionally, we recorded $906 in interest income relating to our cash balances during the current fiscal year.

We reported a net loss for the nine months ended December 31, 2002 of $1,611,895 compared to a net loss for the period from May 9, 2001 (inception) through December 31, 2001 of $291,334.

This translates to an overall per-share loss of $.17 for the nine months ended December 31, 2002 compared to a per share loss of $.04 for the period from May 9, 2001 (inception) through December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash balance at December 31, 2002 was approximately $314,000; and is approximately $194,000 at January 31, 2003. From inception through September 30, 2002, we raised an aggregate of approximately $1.74 million in capital through the sale of shares pursuant to a private placement made in accordance with Rule 506 under the Securities Act of 1933. In addition, we issued for $250,000 to a single investor, two 10% convertible promissory notes due September 1, 2002; pursuant to the exemption afforded by Section 4 (2) of the Securities Act of 1933. During October 2002, such investor converted a $150,000 note into 300,000 shares of our common stock, at the present time the investor has not indicated that the remaining note of $100,000 will be converted into equity or called for payment.

During the nine months ended December 31, 2002, the Company used net cash of approximately $775,000 from operations. This consisted of a net loss of approximately $1,612,000 and increases in our operating assets of $78,013 offset by non-cash compensation from the issuance of common stock for services of $851,330, depreciation and amortization expense of $36,035 and increases in our liabilities consisting of accounts payable and accrued expenses of $27,078.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS  (Continued)

Additionally, the Company had net cash flows from financing activities of $652,500. This consisted of $750,000 in gross proceeds from a sale of units of our common stock and stock purchase warrants offset by offering costs of $97,500.

Additionally, during the nine months ended December 31, 2002, the Company entered into its first contract to sell and support its slot machine anti-cheating device to a major cruise line, and has entered into negotiations with several other companies. There are presently no plans to purchase a new facility or significant new equipment. We are actively seeking additional sources of capital that will enable us to achieve our long-term objectives of marketing our product lines. However, we may not be able to obtain such capital on acceptable terms or conditions, in such event we may have to modify our business plan.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman, Chief Executive Officer and President and the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chairman, Chief Executive Officer and President and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chairman, Chief Executive Officer and President and the Company's Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities and Use of Proceeds

In October 2002, a note of $150,000 was converted into 300,000 shares of the Company's common stock (see Note 3).

In October 2002, the Company issued 150,000 shares of its restricted common stock to Mr. Eric Rand, a Director of the Company, who provided both financial and marketing consulting services. Such shares were valued at the fair market value on the date of the grant and charged to consulting expense. The Company recorded $172,500 in noncash compensation.

In October 2002, 10,000 shares of the Company's previously issued shares were cancelled.

In December 2002, the Company issued 200,000 shares to two consultants for services rendered. These shares were valued at fair market value and recorded as consulting expense. The Company recorded $260,000 in consulting expenses related to these issuances.

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


                                        iGAMES ENTERTAINMENT, INC.


Date:  February 3, 2003                 By:/s/ Jeremy Stein
                                           ----------------
                                           Jeremy Stein, Chief Executive Officer
                                           President and Director


Date:  February 3, 2003                 By:/s/ Adam C. Wasserman
                                           ---------------------
                                           Chief Financial Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report iGames Entertainment, Inc. on Form 10-QSB for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Jeremy Steom, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of iGames Entertainment, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003                  /s/ Jeremy Stein
                                        Name:  Jeremy Stein
                                        Title: Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of iGames Entertainment, Inc. on Form 10-QSB for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Adam C. Wasserman, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of iGames Entertainment, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003                  /s/ Adam C. Wasserman
                                        Name:   Adam C. Wasserman
                                        Title:  Chief Financial Officer