Form 10KSB
period 2003-03-31
IGAMES ENTERTAINMENT INC
filed 2003-06-30
CIK 1165271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                            ANNUAL REPORT PURSUANT TO
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Fiscal Year ended MARCH 31, 2003

                           iGAMES ENTERTAINMENT, INC.
               ---------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                NEVADA                               88-0501468
   -------------------------------       ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

      301 YAMATO ROAD, SUITE 2199, BOCA RATON, FLORIDA            33431
      ------------------------------------------------            -----
          (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number (561) 995-0075
                                              --------------

              Securities registered under Section 12(b) of the Act:

                                          Name of each exchange on which
             Title of each class             each class is registered

                     N/A                               N/A
             -------------------             ------------------------

              Securities registered under Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $140,614
                                                         --------

  The aggregate market value of the common equity held by non-affiliates as of
                        May 31, 2003 was $4,968,800 (1)
                                         --------------

       The number of shares outstanding of the issuer's common stock as of
                           May 31, 2003 is 12,705,000
                                           ----------

Transitional Small Business Disclosure Format (check one): Yes   X    No
                                                               -----     -----

(1) Based on the closing price per share of $0.80 on June 16, 2003.

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


                                TABLE OF CONTENTS
                                   FORM 10-KSB
                                                                            Page
                                                                            ----
                                     Part I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS...............................................2

Item 2.  DESCRIPTION OF PROPERTY...............................................9

Item 3.  LEGAL PROCEEDINGS.....................................................9

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................9


                                     Part II
                                     -------

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............10

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............12

Item 7.  FINANCIAL STATEMENTS.................................................17

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................17


                                    Part III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................17

Item 10. EXECUTIVE COMPENSATION...............................................19

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......20

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................20

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................21

Item 14. CONTROLS AND PROCEDURES..............................................22

SIGNATURES ...................................................................23

CERTIFICATIONS................................................................24

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW.

iGames Entertainment specializes in the development, manufacturing, marketing, and distribution of gaming and security applications for the casino, hospitality, and entertainment industries. The Company focuses on the creation of proprietary technology and is presently recognized for its patented slot machine security technology, The Protector(TM). In addition, the Company has recently launched Table-Slots(TM), a table game that blends the concept of slot machine play with traditional card play. iGames Entertainment will continue to target three areas for strategic growth : casino gambling, gambling on cruise ships, and sales of the Company's proprietary products through distributors and manufacturer OEM agreements.

Our technical and development staff is comprised of experienced professionals with a knowledge base covering all aspects of land based casino game development as well as graphic designers, 3D modelers and web developers. Our proprietary gaming products are developed from our South Florida offices comprised of management, research and development, quality control and marketing departments.

We were originally incorporated in the State of Florida on May 9, 2001 under the name Alladin Software, Inc. On June 25, 2001, we changed our name to iGames Entertainment, Inc. On July 10, 2001, iGames Entertainment, Inc. was incorporated in Nevada, and iGames Entertainment, Inc., a Florida corporation, became a wholly-owned subsidiary.

RECENT DEVELOPMENTS.

On February 15, 2002, we acquired the world-wide patents, trademarks and rights for a slot machine and video poker machine security product know as the Protector from IntuiCode, LLC in consideration for $100,000, a royalty of 50% of the gross sales price of all units sold, and $7,500 per month for a one year period for technical support. Jeremy Stein, our Chief Executive Officer, President and a director, is a principal member of Intuicode, LLC.

The Protector is a combination of hardware and software "firmware" that is designed to prevent cheating in slot machines and video poker machines. Management believes the Protector possesses certain qualities making it entirely unique in the industry.

Unlike previous solutions that have been somewhat effective on only a few cheating methods, the Protector (TM) completely denies access to the slot machines of all major manufacturers, and has been proven effective on all known methods of hopper cheating, including, but not limited to:

 * Magnets
 * All Snake Optic Wands
 * Wire Hangers
 * Monkey Paws
 * Kick Stands
 * Shims and Sliders

The Protector (TM) can stop theft at the point of attempt for virtually every form of slot machine cheating.

The Protector works universally with the following brands of slot machine and video poker machine platforms, which collectively constitute more than 90% of the approximately four million regulated and non-regulated machines currently operated globally: IGT, Bally Gaming, Williams, Aristocrat, Konami, Sigma, Coderi, Unidesa, Franco and Acres brands of slot machines and machine platforms. IGT, which is the dominant market leader with an estimated 60% market share, shipped 12,600 new machines in the first quarter of 2002.

Further, Management believes that a combination of trends should bolster market growth for slot machines and video poker machines in the near future, and therefore provide a significant market for the Protector. First, there are additional new jurisdictions globally. Second, though the U.S. economic outlook may be improving, state budgets will likely continue to be tight, providing an additional incentive for states to seek new sources of revenue, such as casinos.

PRINCIPAL PRODUCTS AND SERVICES AND PRINCIPAL MARKET.

iGames Protector - iGames Protector is the only patented product that will protect all brands of slot and video machines from known forms of hopper cheating. Through a strategic acquisition, the intellectual property for the early version of "Protector" was acquired. Since the acquisition, the Protector has been further enhanced and testing has begun.

The Protector will offer protection from all major forms of slot hopper cheating including; magnets, all snake optic wands, wire hangers, monkey paws, kick stands, shims and sliders. Industry research shows us that slot and video machines account for 69% to 75% of a casinos revenues and profits. Research tells us that slot cheating has accounted for hundreds of millions of dollars in losses to the casinos. We also know that over 29% of all the listings in the Nevada Black Book are slot cheats, yet studies show that 97.1% of all slot cheats never get caught.

A rigorous internal testing period concluded April 29, 2002. The Company has received approvals from the Nevada Gaming Board, Gaming Laboratories International(GLI) and the New Jersey Division of Gaming. Additional jurisdictions are pending. Through March 31, 2003 we have generated $140,614 in revenues through sales of our Protector device to Royal Carribean Cruise Line and various Nevada based gaming establishments.

The Protector has been sold through two venues; direct sales and both exclusive and non-exclusive distributors. Within those two channels, the Protector can be purchased outright, financed or leased. Details on pricing will be covered in detail later. However, the device will retail for $129.99 to $249.95, can be financed for $10.00 to $15.00 per month for 12 months, or leased for 2 years for $8.50 to $12.00 per month.

In January of 2003, we acquired the world-wide patents, trademarks and rights for the casino table game Table-Slots(TM). Table-Slots(TM) blends the concept of slot machine play with traditional card play by dealing slot machine symbols and characters to each player on a standard size Blackjack table. Similar to slot machines, the object of the game is to wager on the symbols placed in a specific order for high stakes pay-outs. The Company believes that Table-Slots(TM) will meet the land based casino criteria of having a low learning curve for casino patrons, add game diversity to the casino floor, offer players fair wins, while allowing casino vendors to earn meaningful profits. Management also believes that the game has crossover appeal, and will be able to entice slot machine players which represent approximately 70% of overall casino revenues, to a table game. Revenues from Table-Slots(TM) will be derived through lease agreements signed by hotel and casino establishments with iGames Entertainment starting at $750 per month per table. Table-Slots(TM) has received casino sponsorship to date by NCL Cruise Lines, and Gaming Commission approvals are being sought in Nevada, New Jersey, Illinois, Iowa, Missouri, Louisiana, and Colorado. The approval process typically takes 3 to 6 months.

Our iCasinowareTM instant online casino software features visually stunning 2D or 3D graphics, realistic sounds and multi-player environments. iCasinoware features a selection of 21 classic casino games; including Blackjack, Craps, Texas Hold-Em, Caribbean Stud Poker, Baccarat, Roulette, slots, Video Poker and many more. iCasinoware is built around a fully integrated client/server-based software package which will deliver customized solutions in three key areas: gaming software, the games server, and management (back office) software.

The "back-end" or administrative reporting tools can provide the operator with numerous reporting and tracking benefits right at your fingertips. Real time player tracking, transfers, new accounts and player stats and bonus-rewards programs are just a few of the tools available with iGames iCasinoware. Management believes the integrated iCasinoware product if approved by Nevada or any other regulated jurisdiction for gaming, will be a viable product for our company. The product provides both an attractive and easy to use front end, as well as a robust, secure administrative back-end featuring real time reporting and player tracking. iCasinoware is priced at $50,000 to $150,000 per license, depending on level of customization or personalized features. This licensing fee includes the software, support and customization.

         Set forth below are our current and anticipated software products.
 ------------------------------------------------------------------------------
Name of Product             Anticipated Release         Brief Description
                                   Dates
 ------------------------------------------------------------------------------
Protector                         Current               Anti-cheating firmware
                                                        for slot/video machines.
                                                        Target customers include
                                                        all casino operators and
                                                        slot/video machine
                                                        manufacturers.
 ------------------------------------------------------------------------------
Table-SlotsTM                     Current               Table game which blends
                                                        the concept of slot
                                                        machine play to a
                                                        traditional table game
                                                        Our first marketable
                                                        table game product will
                                                        be Targeted to all
                                                        land-based Casinos and
                                                        cruise ships.
 ------------------------------------------------------------------------------
iGames Casinoware                 Current               Suite of 21 customizable
                                                        casino games utilizing
                                                        Shockwave technology.
                                                        Also provides
                                                        administrative reporting
                                                        tools. Currently
                                                        marketed to Nevada and
                                                        hotels and casinos in
                                                        legal jurisdictions as a
                                                        free-for-play product to
                                                        generate interest.
 ------------------------------------------------------------------------------
SMS Wizard                        Current               Software which allows
                                                        two-way SMS mobile text
                                                        messaging. Marketed to
                                                        large corporations.
                                                        Allows licensees to
                                                        provide branded sports
                                                        alerts, financial
                                                        alerts, weather and
                                                        traffic alerts and
                                                        advertising directly to
                                                        mobile phone and
                                                        wireless device
                                                        subscribers.

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

2. Non-regulated established cruise ships, as well as much of the Caribbean, Central and South America provide an opportunity to license our products immediately with no regulatory approval. In many instances certain iGames products such as the Protector are even more attractive due to their limited security capabilities as well as their inability to prosecute or regulate slot machine fraud or cheating.

3. MSO's (cable-multiple service operators) located in established gaming areas. Companies such as Cox Business Services Hospitality Network have an established network both commercially with resorts and directly to the home subscriber for interactive subscription based content. Further, we know that these very same companies are actively seeking gaming content to enhance their established offerings.

4. Strategic partners are a key target market. In order to achieve maximum market penetration, accelerated licensing, and immediate revenues, we are actively seeking to develop relationships with those companies that can act as distributors or key partners for some or all of our products.

INCOME STREAMS.

         We plan to draw our revenues from several sources, including:

         * Sales or leasing of the Protector slot security device

         * Distributor Licensing fees and revenue share on Protector * Leases of Table-Slots(TM) to casinos and cruise ships world-wide

         * Technology, support, maintenance and consulting fees

NEW PRODUCTS.

In addition to our current products, we plan to develop other security and land based casino products. We have set a goal of releasing a new gaming product approximately every 9 to 12 months. In order for us to realize this goal of new product releases and successfully marketing our existing products, we will be required to successfully complete additional public or private financing. There can be no assurance that we will in fact be able to raise the amounts of capital necessary to implement this plan.

We intend to develop new and innovative table games for regulated gaming jurisdictions that will entice new players and increase table game revenues. We anticipate to lease our first table game, "Table-Slots" that will combine slot playing and standard table gaming in the second quarter of our fiscal year 2004.

BUSINESS STRATEGY AND IMPLEMENTATION.

We believe that even a small transfer of the global gaming market to us represents an opportunity. The technology is new, but the business of gambling is not. We are not attempting to create a new market, since we believe the global market is already in place.

We feel that we are well positioned to be a leader for a new generation of gaming software companies who have professional management, adequate funding and industry knowledge. To this end, we have created an integrated program that will allow us to gain a foothold in the industry. Management believes that revenues from the sale of licenses of proprietary applications are expected to provide the necessary cash flow to fulfill our plan and reach the critical size necessary to be successful.

iGames Entertainment will focus on differentiating ourselves from just cookie cutter gaming product providers, to extending the brand of land based operators by designing innovative, customized games and applications. iGames Entertainment will not be seen as the cheapest or least expensive alternative, but highly customizable and technologically advanced.

iGames Entertainment will be seen as a company that can address broader issues on multiple fronts, that all affect revenues. We will position ourselves as focusing on the gaming, and entertainment sectors. We will create an image that we not only have an advanced product for entertainment, but also for slot hopper protection. iGames Entertainment is built on the fact that the hospitality and gaming industry has grown substantially over the last ten years. As market saturation increases, these companies are more focused on increasing revenues and brand recognition while growing profit margins. Companies involved in the hospitality and gaming industry are seeking innovative products and venues to do just that. Through proprietary development and targeted acquisitions iGames Entertainment can offer these companies solutions that expand revenue proprietary, extend their brand to previously untapped markets and protect revenue loss and margin erosion.

iGames Entertainment is in the business of developing, manufacturing and marketing innovative gaming products for land based casinos as well as providing those same companies with a patented security products to prevent slot theft. iGames current stable of products: the Protector, Table-slots and iCasinoware positions iGames to have a significant market presence with land based gaming and hospitality companies for slot machine security, loss prevention as well as on floor and in-room casino entertainment. We need to focus our offerings on established brick and mortar land based casinos as a key market in which we should participate. This means the global brands which cater to an international clientele as opposed to those less established casinos and resorts that cater to a more local clientele. Our product quality and ability to customize all aspects of our casino are more clearly differentiated in this segment.

With the Protector , we need to focus on Nevada and New Jersey land based casinos and all non-regulated markets such as the cruise industry as key markets in which we should have a strong presence. By doing so, we can create immediate credibility and a domino effect amongst land based casinos, while within the cruise industry gain immediate entry of our product and generate immediate revenues.

1. Established land based casinos both in the United States and internationally. These companies have the resources and ability to pay for our products. Further, research shows they are actively moving online with either game for free or play for real. Finally, they have the exposure due to their size, and being in the public eye to need and want to prevent theft and all the negative ramifications.

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

3. Non-regulated established. Cruise ships, as well as much of the Caribbean, Central and South America provide an opportunity to license our products immediately with no regulatory approval. Certain iGames products such as the Protector are even more attractive due to their limited security capabilities as well as their inability to prosecute any slot thieves.

4. Strategic partners are a key target market. In order to achieve maximum market penetration, accelerated licensing, and immediate revenues, we are actively seeking capabilities to form the appropriate capabilities with those companies that can act as distributors or key partners for some or all of our products.

COMPETITION.

Our research shows that competition will vary form one product line to another. Further, research shows that our position in the marketplace, reasons for product purchase and competitive products vary between each product. Licensing requirements provide a substantial barrier to entry into the gaming business. Casinos are usually precluded from buying gaming products from non-licensed manufacturers. There are only a handful of gaming machine manufacturers in the United States that have significant market share. These include International Game Technology (IGT/$7.7 billion market capitalization as of May 28, 2003), Alliance Gaming (AGI/$792.6 million), WMS Industries, Inc. (WMS/$430.7 million), Shuffle Master, Inc. (SHFL/$448 million), Multimedia Games, Inc. (MGAM/$308.5 million), and Mikohn Gaming Corp. (MIKN/$56.1 million). Obtaining a license is a very time consuming and expensive process, and regulators are very particular; any past sales of gray-market products will preclude approval in many jurisdictions.

International Game Technology (IGT), with fiscal 2002 revenues of $1.8 billion, supplies nearly two-thirds of all slot machines in the market today. The demand for electronic gaming has helped IGT's stock rise fivefold since 1997.IGT has recently introduced a new EZ-Pay ticket-in/ticket out (TITO) system that enables slot machines to accept tickets, enabling players to move from one machine to another without handling coins. Casinos have the option to use both hoppers and tickets in machines connected to the EZ-Pay system. Total conversion to the EZ-Pay system is expected to be slow, as retrofits or installations of entirely new machines are required. In addition, there are concerns with counterfeiting, high maintenance, and printer problems. Management estimates that within five years, only 30% of the slot market will be EZ-Pay only systems, and that the majority of the slot machines will be traditional reel devices or hybrid devices. Management believes that most people will prefer to continue to use traditional devices with coins.

Tightening regulation of the industry has been a blessing in disguise for many law-abiding manufacturers. The crackdown on grey market gaming in California and South Carolina has put many competing manufacturers out of business, because having sold unlicensed gaming machines disqualifies them from obtaining a license in many jurisdictions.

PROTECTOR

In regards to the Protector, iGames Entertainemt appears to be the only company in the industry that manufacturers and sells security devices for slot machines. All other security mechanisms are incorporated by the manufacturer into their own slot machines. These manufacturer security devices have not proven to be effective on all know forms of slot cheating. The Company's product, the Protector(TM), appears to be the only product on the market that has proven to be effective on all known methods of slot cheating. To date, the Protector(TM) has been approved by New Jersey, Nevada, Iowa and Missouri. These approvals represent a significant barrier to entry for competitors.

Slot manufacturer IGT has made thirteen attempts over the last ten years to address slot hopper cheating. None have been successful. As of the date of this plan, Management believes that there are no products competing with the Protector. Competition will arise from whether the casinos recognize the problem, and are willing to allocate funds for a problem that research and statistics show does exist. Further, stealing is not a problem that casinos, which in many cases are publicly traded companies, care to publicize and readily admit. Also, because of their inability to calculate the hopper balance at any given time, detecting their losses and therefore their savings will not be easy.

Although there has been an introduction of coinless machines, the vast majority of slot machines are those with hoppers, thus making them extremely vulnerable. Competition will stem from industry mentality and willingness to spend funds to solve a problem that has been swept under the "corporate" rug and is difficult if not impossible to calculate.

TABLE GAMES-TABLE-SLOTS

Shuffle Master is perhaps the company with the most similarities to iGames Entertainment. Like iGames Entertainment, Shuffle Master develops, manufacturers, and markets a device (card shuffler) and table games, although it also provides slot games. As of October 31, 2002, approximately 9,475 of its shufflers, 1,517 of its table games, and 912 slot machine games were installed. Their most popular table game, Let It Ride, was launched in the mid-90's. To date, Shuffle Master is estimated to have approximately 750 installed tables of Let It Ride, with estimated net monthly leasing fees of $1200 per table. Shuffle Master has trailing 12 month revenues of $58.4 million and trailing 12 month net income of $14.8 million.

Management believes that Table-Slots will have limited barrier for entry into the casino marketplace because of its innovative concept, ease of play and high payout schedule that will include a progressive jackpot system. Table-Slots is the first table game of its kind that targets 100% of the gaming audience, by appealing to traditional table players, as well as slot machine players which represent 70% of the casino revenues alone. Where most slot players have been intimidated in the past by learning the strategies of play in Let It Ride, Caribbean Stud and Pai Gow Poker, Table-Slots offers them familiarity of play in an interactive player environment.

iCASINOWARE

In regards to iCasinoware, our research shows that our main competitors are Dot Com Entertainment Group, Chartwell Technology and WagerWorks. Both Dot Com Entertainment and Chartwell Technology have previously licensed their software to offshore operators. WagerWorks has been in the gaming industry for many years, as a subsidiary of Slot Manufacturer Silicon Gaming.

RESEARCH AND DEVELOPMENT.

Present allocations to research and development are 0% of total expenses due to our current level of working capital. Subject to receipt of adequate financing, our intention is to spend between 10-15% of future revenues on development of new gaming products and services.

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

         We plan to apply to register the trademarks "iGames Casinoware", "SMS Wizard" and "Table-Slots" in the United States and Canada.

GOVERNMENTAL REGULATION.

As a software development company, we do not operate land based or Internet casinos and do not directly have income from gaming activities. We develop gaming applications for land based gaming and entertainment in regulated and approved gaming jurisdictions only. We offer products similar to traditional manufacturers of Bingo cards, lottery tickets or poker chips. Since we do not accept wagers or collect gaming proceeds, we believe that existing U.S. online gambling regulations are not applicable to us. In the United States ownership and operation of land-based gaming facilities are often regulated on a state by state basis.

EMPLOYEES.

We have four full-time employees, our Chief Executive Officer, two sales staff and one administrative staff member. Additionally, we have several outside consultants that include expertise in the fields of software development, website development and sales and marketing.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our interim corporate headquarters is located at 301 Yamato Road, Suite 2199, Boca Raton, Florida 33431. This lease is terminable with 60 days notice. The total lease obligation is $3,378 per month. This office will also be replaced by larger premises should iGames be successful in its business strategy. There are currently no proposed plans for the renovation, improvement or development of the properties currently leased by iGames.

ITEM 3.  LEGAL PROCEEDINGS.

         We currently are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock began trading on October 14, 2002 on the OTC Bulletin Board under the symbol IGMS. The following table sets forth the range of high and low closing sale price as reported by the OTC Bulletin Board for our common stock for the fiscal quarters indicated. The OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

                                       HIGH           LOW
                                       ----           ---
October 14 to December 31, 2002        $1.33         $0.70
January 1 to March 31, 2003            $1.30         $0.83


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

On March 1, 2002, we raised $250,000 through the issuance of two convertible promissory notes in the principal amount of $250,000 to a non-affiliated third party. The convertible notes bear interest at the rate of 10% per year, and are due and payable on September 1, 2002. The convertible notes are convertible, at the option of the holder, into a total of 500,000 shares of common stock ($0.50 per share). Upon conversion of the convertible notes, we have agreed to issue common stock purchase warrants to the holder in an amount equal to the number of shares of common stock issued on conversion. The common stock purchase warrants, if and when issued, will be exercisable at $1.00 per share, and will expire on December 31, 2005. The convertible notes were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. In October 2002, a note of $150,000 was converted into 300,000 shares of the Company's common stock. The remaining note of $100,000 is currently still outstanding and all interest though March 31, 2003 has been paid.

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

During the year ended March 31, 2003, the Company issued 1,200,000 shares to employees and consultants for services rendered. Accordingly, the Company has recorded $772,000 ($0.50-$1.30 per share), net of deferred compensation of $62,500, in compensation to reflect the issuance of these shares.

In February 2003, the Company issued 300,000 shares of its common stock for the patent right to its Table Slots product. The shares were valued at the approximate fair market value on the date of the agreement (see Note 4).

In March 2003, the Company sold 1,030,000 units consisting of one share of its common stock and one warrant to purchase a share of common stock (exercisable at $1.50) for $0.50 per unit. The Company received proceeds from this stock sale of $448,050, which is net of offering costs paid of $66,950. Additionally, the Company issued 5,000 shares of its common stock as part of the offering costs of this capital raise.

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

OVERVIEW

We have historically generated limited operating revenues, having generated only $180,614 of revenues since inception and as of March 31, 2003. Our management believes that we have adequate funds to meet our financial needs and carry out our marketing plan for the next 9-12 months. In order for the Company to realize its goal of releasing a new software product every 9-12 months and successfully marketing its existing software products on an international level, it will be required to successfully complete an additional public or private financing.

We intend to expand operations through the development of our license model and the addition of new software products. Should we not complete suitable financing, we will continue operating, with the expectation that revenue will continue to increase on a quarterly basis. If we raise adequate financing, we expect to add 10-20 employees during the next twelve months. If we are unable to obtain necessary financing, we will add employees only as cash flow allows. There are presently no plans to purchase a new facility or significant new equipment.

RESULTS OF OPERATIONS

The following discussion of the results of operations, financial condition and liquidity should be read in conjunction with iGames Entertainment, Inc. financial statements and notes thereto for the period ended March 31, 2003 appearing in this annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

During the year ended March 31, 2003, we realized revenues from the sale of our "slot machine anti-cheating device" known as the Protector device. Accordingly, we believe that we are no longer in the development stage. In addition to the sale of our Protector device, we intend to license Internet and land-based casino gaming software and provide related support, maintenance and management consulting services. We believe that we have adequate funds to meet our financial needs and carry out our marketing plan and to realize our goal of releasing new software products and successfully market our existing software products on an international level.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended March 31, 2003. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

We account for intangible assets as follows: licensing and patent agreements are stated at cost. The recoverability of the license and patent agreements is revaluated each year based upon management's expectations relating to the life of the technology and current competitive market conditions. Based upon management's expectations we believe that there was an impairment of its license agreement as of March 31, 2003. The Company recorded an impairment charge of $245,850 on our license agreement with nSoftwiz.

We account for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," we adopted the pro forma disclosure requirements of SFAS 123.

RESULTS OF OPERATIONS

For the period May 9, 2001 (inception) through March 31, 2002 we generated revenues of $40,000. These revenues were derived from consulting sources and therefore no associated costs were incurred. For the year ended March 31, 2003 we generated revenues of $140,614 as compared to $40,000 for comparable period ended in 2002. Cost of goods sold for the year ended March 31, 2003 was $46,323 generating a gross profit of $94,291 (67%). Sales generated for the period ended March 31, 2002 were derived from consulting sources and had no corresponding cost of sales.

Salaries and benefits for the period May 9, 2001(inception) through March 31, 2002 were $55,043, as we had only one full-time employee at that time. Salaries and benefits for the year ended March 31, 2003 were $298,675. This increase was due to the hiring of personnel for sales and administration purposes during the year ended March 31, 2003. During most of the period ended March 31, 2002 we had minimal staff.

Non-cash compensation for the period May 9, 2001 (inception) through March 31, 2002 was $0. Non-cash compensation during year ended March 31, 2003 was $985,830 and consisted of common stock issued to employees and consultants for services rendered.

Professional fees for the period May 9, 2001 (inception) through March 31, 2002 were $67,649 and were related to filing our initial SB-2 and the resulting audits that were required. Professional fees were $130,697 for the year ended March 31, 2003. This increase was due to an increase in our operating activities including the cost of the registration of our patents and our licensing agreements as well as the filing of our Form SB-2 and our other public filings.

Advertising expenses for the period from May 9, 2001 (inception) through March 31, 2002 were $0. Advertising expense for the year ended March 31, 2003 was $54,256. The increase in advertising expenses was due to the completion of the development phase of our business plan and the further execution of our marketing plan.

Research and development costs from May 9, 2001 (inception) through March 31, 2002 were $219,677 and consisted with initial development of our products to include our Protector device. Research and development costs were $134,697 for the year ended March 31, 2003. The increase is due to the completion of the development of our Protector product as well as the further development of our Internet gaming based software products.

Travel and entertainment costs for the period from May 9, 2001 (inception) through March 31, 2002 were $69,149 as compared to $118,821 for the year ended March 31, 2003, an increase of $49,672 or 72%. The increase in travel and entertainment is directly attributable to the execution of our marketing plan to include the approval of our Protector product by the Nevada Gaming Commission.

Rent for the period from May 9, 2001 (inception) through March 31, 2002 was $30,797. Rent for the fiscal year ended March 31, 2003 was $57,004. The increase was due to our renting of facilities for the entire twelve month period ended March 31, 2003, which was not the case for the period ended March 31, 2002.

During the year ended March 31, 2003, we recorded a loss on impairment of intangible assets of $245,850. This loss was due to the corporate decision to impair our license agreement with nSoftwiz which related to a suite of online casino based games. This was due to our corporate strategy focusing on the marketing of our Protector device and our upcoming table game products.

Other general and administrative costs for the period from May 9, 2001 (inception) through March 31, 2002 were $138,526 and consisted primarily of insurance, office supplies and printing as well as other initial costs associated with the commencement of our operations. Other general and administrative costs for the year ended March 31, 2003 were $379,998, an increase of $241,472. The increase was due to further execution of our business plan. These costs consist of primarily depreciation, amortization of intangibles, insurance, office supplies and equipment, royalty fees and printing.

Interest expense incurred from May 9, 2001 (inception) through March 31, 2002 were $0 additionally we recognized $3,161 in interest income during the same period related to our outstanding cash balances. We incurred interest expense of $19,656 for the year ended March 31, 2003 relating to our financing in March 2002 consisting of notes payable of $250,000. Additionally, we recorded $925 in interest income relating to our cash balances during the current fiscal year.

We reported a net loss for the period from May 9, 2001 (inception) through March 31, 2002 of $537,680. Our net loss for the year ended March 31, 2003 was $2,330,268.

Our overall per-share loss for the period from May 9, 2001 (inception) though March 31, 2002 was $0.08 per share. Additionally, we incurred an overall per-share loss of $0.23 for the year ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash balance at March 31, 2003 was approximately $409,000; and is approximately $234,000 at May 31, 2003. From inception through March 31, 2003, we raised an aggregate of approximately $2.25 million in capital through the sale of shares pursuant to a private placement made in accordance with Rule 506 under the Securities Act of 1933. In addition, we issued for $250,000 to a single investor, two 10% convertible promissory notes due September 1, 2002; pursuant to the exemption afforded by Section 4 (2) of the Securities Act of 1933. During October 2002, such investor converted a $150,000 note into 300,000 shares of our common stock, at the present time the investor has not indicated that the remaining note of $100,000 will be converted into equity or called for payment.

During the period from inception through March 31, 2002, we used approximately $0.5 million funds for operations, and used approximately $0.4 million for investment activities.

During the year ended March 31, 2003, the Company used net cash of approximately $1,128,000 from operations. This consisted of a net loss of $2,330,268 and increases in our operating assets of $133,314 offset by non-cash compensation from the issuance of common stock for services of $985,830, depreciation and amortization expense of $63,828, an impairment on an intangible asset of $245,850 and increases in our liabilities consisting of accounts payable and accrued expenses and customer deposits of $39,634. Additionally, the Company had net cash flows from financing activities of $1,100,550. This consisted of $1,265,000 in gross proceeds from a sale of units of our common stock and stock purchase warrants offset by offering costs of $164,450.

Additionally, during the year ended March 31, 2003, the Company entered into its first contract to sell and support its slot machine anti-cheating device to a major cruise line, and has entered into negotiations with several other companies. There are presently no plans to purchase a new facility or significant new equipment. We are actively seeking additional sources of capital that will enable us to achieve our long-term objectives of marketing our product lines. However, we may not be able to obtain such capital on acceptable terms or conditions, in such event we may have to modify our business plan.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The company does not expect the application of the provisions of SFAS No. 146 to have an impact on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. It is effective for financial statements for fiscal years ending after December 15, 2002. The company has revised its disclosures to meet the requirements under this standard.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN No. 45 also clarifies disclosure requirements to be made by a guarantor of certain guarantees. The disclosure provisions of FIN No. 45 are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of FIN No. 45 as of February 28, 2003. The company does not expect the adoption of FIN No. 45 to have a material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company is currently analyzing the existing guidance and reviewing any developments with regard to the proposed FASB Staff Positions issued on the implementation of FIN No. 46 which are currently subject to public comment. Therefore, the company cannot determine whether there will be an impact on its financial position, results of operations, or cash flows at this time.

In January 2003, the FASB issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." This EITF addresses the accounting by a vendor for consideration (vendor allowances) given to a customer, including a reseller of the vendor's products, and the accounting by a reseller for cash consideration received from a vendor. It is effective for certain arrangements entered into after November 21, 2002, and for all new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The company adopted the provisions of the EITF in the fourth quarter of fiscal 2003 and, as the company's policies were already consistent with those of EITF 02-16, the adoption of this standard did not have a material impact on the company's financial position, results of operations or cash flows.

RISKS AND UNCERTAINTIES

We have identified that there is uncertainty in North America relating to the lawfulness of Internet gaming. As such, notwithstanding that we may, directly or through licensees, operate in jurisdictions where such business is lawful if licensed, governments elsewhere, including the federal, state or any local governments in the United States may take the position that iGames Casinoware is being played unlawfully in their jurisdiction. Accordingly, we may face criminal prosecution in any number of jurisdictions, either for operating an illegal gaming operation, or as aiding and abetting others, such as our licensees, in operating an illegal gaming operation.

We have not devoted any of our limited resources to investigating the legal climate in which we operate. Many of the issues facing iGames are the same as those facing all other e-commerce providers, as current laws are not clear as to who, if anyone, has jurisdiction over Internet based commerce. As we note elsewhere in this prospectus, a number of proposals have been presented in the United States congress to expressly ban Internet gaming, although none of these proposals have yet been enacted. Although we intend to do business worldwide, any enforceable ban on Internet gaming in the United States would have a material adverse effect on the Company's business and both its short-term and long-term liquidity and its revenues from operations.

ITEM 7.  FINANCIAL STATEMENTS.

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB beginning on page F-1.

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

Name                    Age    Positions
----                    ---    ---------

Jeremy Stein             35     President, Chief Executive Officer and Director
Michele Friedman         37     Vice President of Sales and Marketing, and
                                Chairman of the Board of Directors
Adam C. Wasserman        38     Chief Financial Officer

Jeremy Stein. Mr. Stein has served as our President and Chief Executive Officer and a director since June 2002. Mr. Stein has also served as the Chief Executive Officer of IntuiCode, LLC, a software development company, since 2000 and as a senior software engineer with Mikohn Gaming Corporation, where he worked until 2001. Prior thereto, he was a senior software engineer and director of Progessive Games, Inc. from 1995 to 1998 and the Chief Technical Officer of Emerald System, Inc. from 1993 to 1995. See "Related Party Transactions."

Michele Friedman. Michele Friedman, one of our co-founders, has been our Vice President of Sales and Marketing and Chairman of the Board of Directors since our inception. Michele Friedman is also the co-creator and founder of CasinoSingles.com. Mrs. Friedman has served in a variety of sales and marketing positions for Nextel Communications (1996-1998) and IMI Inc. (1998-1999). Michele Friedman graduated in 1987 from East Michigan University with a bachelor's degree in consumer affairs, with a minor in marketing. Mrs. Friedman is responsible for our strategic direction and expanding strategic relationships.

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

BOARD OF DIRECTORS

All directors hold office until the next annual meeting of shareholders following their election or until their successors have been elected and qualified. Executive officers are appointed and serve at the pleasure of the board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

The board of directors currently has no committees.

DIRECTORS' COMPENSATION

Directors who also are our employees receive no compensation for serving on the board of directors. With respect to directors who are not employees, we intend to reimburse them for all travel and other out-of-pocket expenses incurred in connection with attending meetings of the board of directors and committees of the board. In addition, we granted 170,000 shares of common stock to Eric Rand, a former outside member of our Board of Directors, in connection with his initial tenure on the Board of Directors. In October 2002, Mr. Rand received an additional 150,000 shares of our common stock in connection with marketing and financial consulting services rendered. Mr. Rand resigned from our board of directors for personal reasons on February 10, 2003.

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

                           Summary Compensation Table
                           --------------------------

                                    Year             Annual Compensation
                                   Ended             -------------------
Name & Principal Position         March 31,     Salary ($)   Bonus ($)   Other
-------------------------         ---------     ----------   ---------   -----
Jeremy Stein (4)                    2003        $25,000(5)      $ 0       (6)
President and Chief Executive
Officer

Michael H. Rideman (1)              2002           $ 0        $6,500      (2)
Chief Executive Officer

Michele Friedman, Vice President    2002           $ 0          $ 0       $ 0
of Sales and Marketing (3)
__________

(1) Mr. Rideman served as our Chief Executive Officer, President, and a director until April 31, 2002.

(2) Mr. Rideman was granted 250,000 shares of our common stock as a founder.

(3) Although Ms. Friedman did not receive any cash compensation in fiscal 2001, she was issued 4,400,000 shares of our common stock as a founder.

(4) Mr. Stein currently serves as our Chief Executive Officer, President and a director from April 31, 2002.

(5) Mr. Stein began taking salary as of October 1, 2002 at the rate of $120,000 per annum.

(6) Pursuant to his employment agreement Mr. Stein received 250,000 stock options.

OPTION/SAR GRANTS IN LAST FISCAL YEAR.

Pursuant to an employment agreement date November 2002, Jeremy Stein, President and Chief Executive Officer was granted 250,000 options exercisable at the fair market value at the date of the grant expiring five-years from the date of the grant.

EMPLOYMENT AGREEMENTS.

In November 2002 we entered into an employment agreement with our President and Chief Executive Officer, Jeremy Stein, there is no term to this agreement, Mr. Stein is an employee at-will. Mr. Stein's compensation is $120,000 per annum with any increases subject to review and approval by our board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 31, 2003 for (i) each of our directors and the Named Executive Officers, (ii) each person known by us to own beneficially 5% or more of the outstanding shares of any class of our voting securities and (iii) all directors and executive officers as a group.

                                               Number of Shares  Percentage of
Name and Address                                 Beneficially        Total
of Beneficial Owner (1)                            Owned (1)    Voting Power (2)
-----------------------                            ---------    ----------------
Michele Friedman (3)..........................     4,144,000            32.6%
Jeremy Stein (3)..............................       350,000             2.8%
Bomoseen Associates, L.P. (4) (5) (6).........     2,000,000            15.7%
All Beneficial Owners, Executive Officers
and Directors as a Group(3 persons)...........     6,494,000            51.1%
__________

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2) Based upon 12,705,000 shares of common stock outstanding at May 31, 2003 and reflecting as outstanding, with respect to the relevant owner, the shares which that beneficial owner could acquire upon exercise of options which are presently exercisable or will become exercisable within the next 60 days.
(3)      The address for Mr. Stein and Ms. Friedman is
         c/o iGames Entertainment, Inc., Yamato Road, Suite 2199, Boca Raton, Florida 33431.
(4) Bomoseen Assocates, L.P. number of shares includes currently exercisable warrants to purchase 1,000,000 shares of common stock.
(5) Ted Stern exercises voting and dispositive control over the shares owned by Bomoseen Associates, L.P.
(6) The address for Bomoseen Associates, L.P. is, 1 PPG Plaza, Suite 2970, Pittsburgh, PA 15222.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

iGames has engaged IntuiCode, LLC to provide software development services to us. During the nine months ended December 31, 2002, we paid IntuiCode approximately $124,000. Jeremy Stein, our President and Chief Executive Officer, is also the Chief Executive Officer of IntuiCode. We believe the terms of IntuiCode's engagement are at least as fair as those that we could have obtained from unrelated third parties in arms-length negotiations.

         We currently do not have any policy regarding future transactions with related third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   EXHIBITS

         Exhibit
         Number   Exhibit
         ------   -------

         3.1      Articles of Incorporation of the Registrant (1)

         3.2      Bylaws of the Registrant (1)

         3.3      Articles of Amendment to Articles of Incorporation (1)

         4.2      Form of Specimen Common Stock Certificate (1)

         10.1     Lease Agreement between Arbern Investors IV, L.P. and the
                     Registrant (1)

         10.2     Sub-Lease Agreement between Ralston Communications, Inc. and the Registrant (1)

         10.3     Master Software License Agreement between NsoftWiz
                     Technologies Inc. and the Registrant (1)

         10.4     Computer Consulting Services Agreement between IntuiCode LLC and the Registrant (1)

         10.5     Purchase of Intellectual Property Agreement between IntuiCode,
                     LLC and the Registrant (1)

         10.6     Software Purchase Agreement between IntuiCode, LLC and the
                     Registrant (1)

         10.7     Software Purchase Agreement between IntuiCode, LLC and the
                     Registrant (1)

         10.8     Software Development Agreement between IntuiCode, LLC and the
                     Registrant (1)

         21.1     Subsidiary of Registrant (1)

         99.1        Certification of Chief Executive Officer

         99.2        Certification of Chief Financial Officer
         __________

         (1) Previously filed.
         (2) Filed herewith.

   (b)   REPORTS ON FORM 8-K

         On May 11, 2002, we filed a Form 8-K pursuant to Item 4.

ITEM 14. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman, Chief Executive Officer and President and the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chairman, Chief Executive Officer and President and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                                        Games Entertainment, Inc.

                                        By: /s/ Jeremy Stein
                                            ----------------
                                            Jeremy Stein
                                            Chief Executive Officer
                                            Dated: June 27, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                                        By: /s/ Jeremy Stein
                                            ----------------
                                            Jeremy Stein
                                            Chief Executive Officer,
                                            President, and Director
                                            Dated: June 27, 2003

                                        By: /s/ Michele Friedman
                                            --------------------
                                            Michele Friedman
                                            V.P. of Sales and Marketing,
                                            Chairman of the Board
                                            Dated: June 27, 2003

                                        By: /s/ Adam C. Wasserman
                                            ---------------------
                                            Adam C. Wasserman
                                            Chief Financial Officer
                                            Dated: June 27, 2003

                                 CERTIFICATIONS

I, Jeremy Stein, the Chief Executive Officer of iGames Entertainment, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of iGames Entertainment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: June 27, 2003

 /s/ Jeremy Stein
 ----------------
 Jeremy Stein
 Chief Executive Officer

                                 CERTIFICATIONS

I, Adam C. Wasserman, the Chief Financial Officer of iGames Entertainment, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of iGames Entertainment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: June 27, 2003

 /s/ Adam C. Wasserman
 ---------------------
 Adam C. Wasserman
 Chief Financial Officer

                                      INDEX
                             TO FINANCIAL STATEMENTS


                           iGAMES ENTERTAINMENT, INC.



Independent Auditors' Report.................................................F-2

Balance Sheet................................................................F-3

Statements of Operations.....................................................F-4

Statement of Stockholders' Equity............................................F-5

Statements of Cash Flows.....................................................F-6

Notes to Financial Statements.........................................F-7 - F-19

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
iGames Entertainment, Inc.


We have audited the accompanying balance sheet of iGames Entertainment, Inc. as of March 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2003 and for the period May 9, 2001 (inception) through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of iGames Entertainment, Inc. as of March 31, 2003, and the results of its operations and its cash flows for the year ended March 31, 2003 and for the period from May 9, 2001 (inception) through March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has an accumulated deficit of $2,867,948 as of March 31, 2003 and had net losses and cash used in operations of $2,330,268 and $1,128,440 respectively, for the year ended March 31, 2003. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/Sherb & Co., LLP
                                        Sherb & Co., LLP
                                        Certified Public Accountants

New York, New York
June 16, 2003
                           iGAMES ENTERTAINMENT, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2003


                                     ASSETS

CURRENT ASSETS:
     Cash .......................................................   $   409,082
     Accounts receivable ........................................         4,753
     Inventory ..................................................        19,631
     Prepaid expenses and other current assets ..................       113,301
                                                                    -----------

          TOTAL CURRENT ASSETS ..................................       546,767

PROPERTY AND EQUIPMENT - net ....................................        11,110
INTANGIBLE ASSETS, net of accumulated amortization of $4,125 ....       425,880
DEPOSITS ........................................................         5,013
                                                                    -----------

          TOTAL ASSETS ..........................................   $   988,770
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable ...............................................   $   100,000
     Accounts payable and accrued expenses ......................        39,984
     Accounts payable - related party ...........................        20,495
     Customer deposits ..........................................         8,584
                                                                    -----------

                TOTAL CURRENT LIABILITIES .......................       169,063
                                                                    -----------

STOCKHOLDERS' EQUITY:
     Common stock; $.001 par value,
         50,000,000 shares authorized
         12,705,000 shares issued and outstanding ...............        12,705
     Additional paid-in capital .................................     3,737,450
     Accumulated deficit ........................................    (2,867,948)
     Deferred compensation ......................................       (62,500)
                                                                    -----------

          TOTAL STOCKHOLDERS' EQUITY ............................       819,707
                                                                    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $   988,770
                                                                    ===========

                 See accompanying notes to financial statements
                           iGAMES ENTERTAINMENT, INC.

                            STATEMENTS OF OPERATIONS

                                                                From May 9, 2001
                                                   Year Ended    (Inception) to
                                                 March 31, 2003  March 31, 2002
                                                  ------------    ------------

REVENUE ........................................  $    140,614    $     40,000

COST OF GOODS SOLD .............................        46,323               -
                                                  ------------    ------------

                                                        94,291          40,000
                                                  ------------    ------------

OPERATING EXPENSES:
     Salaries and benefits .....................       298,675          55,043
     Noncash compensation ......................       985,830               -
     Professional fees .........................       130,697          67,649
     Advertising ...............................        54,256               -
     Research and development ..................       134,697         219,677
     Travel and entertainment ..................       118,821          69,149
     Rent ......................................        57,004          30,797
     Loss on impairment of intangible asset ....       245,850               -
     Other general and administrative ..........       379,998         138,526
                                                  ------------    ------------
                                                     2,405,828         580,841
                                                  ------------    ------------

LOSS FROM OPERATIONS ...........................    (2,311,537)       (540,841)

OTHER INCOME (EXPENSE):
     Interest expense ..........................       (19,656)              -
     Interest income ...........................           925           3,161
                                                  ------------    ------------
                                                       (18,731)          3,161
                                                  ------------    ------------


NET LOSS .......................................  $ (2,330,268)   $   (537,680)
                                                  ============    ============

NET LOSS PER COMMON SHARE-BASIC AND DILUTED ....  $      (0.23)   $      (0.08)
                                                  ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     -BASIC AND DILUTED ........................    10,085,385       6,462,500
                                                  ============    ============

                 See accompanying notes to financial statements

                                               iGAMES ENTERTAINMENT, INC.

                                            STATEMENT OF STOCKHOLDERS' EQUITY


                                             Common Stock
                                           ($.001 par value)     Additional                                   Total
                                         ---------------------    Paid-In     Accumulated     Deferred     Stockholders'
                                           Shares      Amount     Capital        Defict     Compensation      Equity
                                         -----------   -------   ----------   -----------   ------------   -------------
Balance, May 9, 2001 (Inception) ......            -   $     -   $        -   $         -     $      -      $         -

  Issuance of common stock ............    5,430,000     5,430       17,570             -            -           23,000

  Sale of common stock and warrants ...    2,780,000     2,780    1,086,495             -            -        1,089,275

  Issuance of common stock for services       20,000        20        8,980             -            -            9,000

  Net loss ............................            -         -            -      (537,680)           -         (537,680)
                                         -----------   -------   ----------   -----------     --------      -----------

Balance, March 31, 2002 ...............    8,230,000     8,230    1,113,045      (537,680)           -          583,595

  Sale of common stock and warrants,
    net of offering costs .............    2,535,000     2,535    1,098,015             -            -        1,100,550

  Issuance of common stock for services    1,350,000     1,350    1,005,650             -      (62,500)         944,500

  Issuance of options for services ....            -         -       41,330             -            -           41,330

  Conversion of note payable ..........      300,000       300      149,700             -            -          150,000

  Cancelation of shares ...............      (10,000)      (10)          10             -            -                -

  Stock issued for intangible asset ...      300,000       300      329,700             -            -          330,000

  Net loss ............................            -         -            -    (2,330,268)           -       (2,330,268)
                                         -----------   -------   ----------  ------------     --------      -----------

Balance, March 31, 2003 ...............   12,705,000   $12,705   $3,737,450   $(2,867,948)    $(62,500)     $   819,707
                                         ===========   =======   ==========   ===========     ========      ===========

                                     See accompanying notes to financial statements

                                                           F-5

                                               iGAMES ENTERTAINMENT, INC.

                                                STATEMENTS OF CASH FLOWS

                                                                                                       From May 9, 2001
                                                                                       Year Ended       (Inception) to
                                                                                     March 31, 2003     March 31, 2002
                                                                                     --------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................................................      $(2,330,268)      $  (537,680)
  Adjustments to reconcile net loss to net cash
   used in operations:
    Common stock issued for services ............................................          985,830             9,000
    Depreciation and amortization ...............................................           63,828             1,300
    Loss on impairment of intangible asset ......................................          245,850                 -

  Changes in assets (increase) decrease:
   Accounts receivable ..........................................................           (4,753)                -
   Inventory ....................................................................          (19,631)                -
   Prepaid expenses .............................................................         (109,617)           (3,684)
   Deposits .....................................................................              687            (5,700)

  Changes in liabilities increase (decrease):
   Accounts payable and accrued expenses ........................................           60,479            29,429
   Customer deposits ............................................................          (20,845)                -
                                                                                       -----------       -----------

   NET CASH FLOWS USED IN OPERATING ACTIVITIES ..................................       (1,128,440)         (507,335)
                                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................................................                -           (17,943)
  Purchase of intangible assets .................................................                -          (400,025)
                                                                                       -----------       -----------

   NET CASH FLOWS USED IN INVESTING ACTIVITIES ..................................                -          (417,968)
                                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable ...................................................                -           250,000
  Proceeds from the sale of common stock and warrants ...........................        1,265,000         1,250,500
  Offering costs ................................................................         (164,450)         (138,225)
                                                                                       -----------       -----------

   NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ..............................        1,100,550         1,362,275
                                                                                       -----------       -----------

NET (DECREASE) INCREASE IN CASH .................................................          (27,890)          436,972

CASH - beginning of period ......................................................          436,972                 -
                                                                                       -----------       -----------

CASH - end of period ............................................................      $   409,082       $   436,972
                                                                                       ===========       ===========

Cash paid during year for:
  Interest ......................................................................      $    19,656       $         -
                                                                                       ===========       ===========
  Income Taxes ..................................................................      $         -       $         -
                                                                                       ===========       ===========

Supplemental disclosure of noncash investing and financing activities:
  Issuance of common stock for intangible assets ................................      $   330,000       $         -
                                                                                       ===========       ===========
  Conversion of note payable for common stock ...................................      $   150,000       $         -
                                                                                       ===========       ===========

                                     See accompanying notes to financial statements

                                                           F-6

                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

         Alladin Software, Inc. was incorporated on May 9, 2001 under the laws of the State of Florida. Subsequently, Alladin was acquired by iGAMES Entertainment, Inc. ("iGames" or the "Company"), a Nevada corporation, by purchase of all of the outstanding shares of Alladin. The acquisition was accounted for as a purchase between commonly controlled entities and the financial statements have been combined for all periods presented. The Company develops and licenses Internet and land-based gaming software, and provides related support, maintenance and management consulting services. The Company licenses the use of proprietary software products and trademarks to independent third parties located in jurisdictions where Internet gaming is either recognized as a legitimate business enterprise or not prohibited. In addition, the Company has purchased the world-wide patents, trademarks and rights thereto for "slot anti-cheating device", known as the Protector , for gaming machines; which it has begun to market to the slot machine gaming machine companies and their customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - For purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

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

                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         Revenues from the sale of the Company's table gaming units will be recognized as the products are sold, any ongoing licensing revenues will be recognized on a monthly ongoing basis. Additionally, revenues from any units that are leased pursuant to operating leases will be recognized monthly as earned.

         INVENTORY - Inventory is stated at lower of cost or market on the first-in, first-out method of inventory valuation. At March 31, 2003, all inventory on-hand was finished goods.

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

         CAPITALIZED SOFTWARE COSTS - The Company capitalizes certain computer software costs, after technological feasibility has been established; which are amortized utilizing the straight-line method over the economic lives of the related products not to exceed three years.

         ADVERTISING - Advertising costs are expensed as incurred. For the year ended March 31, 2003 and for the period from May 9, 2001 (inception) through March 3, 2002 advertising expense was $54,256 and $0, respectively.

         USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         INCOME TAXES - Deferred income taxes are determined on the liability method in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash, accounts receivable, inventory, accounts payable, accrued expenses and note payable approximate fair value based on the short-term maturity of these instruments.

         STOCK BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See New Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

         RESEARCH AND DEVELOPMENT - Research and development costs are charged to expense as incurred.

         INTANGIBLE ASSETS - Licensing and patent agreements are stated at cost. The recoverability of the license and patent agreements is revaluated each year based upon management's expectations relating to the life of the technology and current competitive market conditions. As of March 31, 2003 the Company has recorded $58,295 in amortization expense related to its licensing agreements. The Company is amortizing these agreements over their estimated useful lives of three to ten years.

                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets - The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. Accordingly, the Company believes that there has been an impairment of its long-lived assets as of March 31, 2003 (see Note 4).

         NEW ACCOUNTING PRONOUNCEMENTS - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The company does not expect the application of the provisions of SFAS No. 146 to have an impact on its financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. It is effective for financial statements for fiscal years ending after December 15, 2002. The company has revised its disclosures to meet the requirements under this standard.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN No. 45 also clarifies disclosure requirements to be made by a guarantor of certain guarantees. The disclosure provisions of FIN No. 45 are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of FIN No. 45 as of February 28, 2003. The company does not expect the adoption of FIN No. 45 to have a material impact on its financial position, results of operations or cash flows.

                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company is currently analyzing the existing guidance and reviewing any developments with regard to the proposed FASB Staff Positions issued on the implementation of FIN No. 46 which are currently subject to public comment. Therefore, the company cannot determine whether there will be an impact on its financial position, results of operations, or cash flows at this time.

         In January 2003, the FASB issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." This EITF addresses the accounting by a vendor for consideration (vendor allowances) given to a customer, including a reseller of the vendor's products, and the accounting by a reseller for cash consideration received from a vendor. It is effective for certain arrangements entered into after November 21, 2002, and for all new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The company adopted the provisions of the EITF in the fourth quarter of fiscal 2003 and, as the company's policies were already consistent with those of EITF 02-16, the adoption of this standard did not have a material impact on the company's financial position, results of operations or cash flows.

                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                               Useful Life    March 31, 2003
                                               -----------    --------------
         Office Equipment .................      3 Years         $ 14,399
         Office Furniture .................      5 Years            3,544
                                                                 --------
                                                                   17,943
         Accumulated Depreciation .........                        (6,833)
                                                                 --------
                                                                 $ 11,110
                                                                 ========

         Depreciation expense was $5,533 and $1,300 for the year ended March 31, 2003 and for the period from May 9, 2001 (inception) through March 31, 2002, respectively.

4. INTANGIBLE ASSETS

         The Company has licensed for approximately $300,000, from an unrelated company, an Internet based suite of casino gaming products. The Company has the right to utilize and modify the software's source code. As of March 31, 2003 the Company had determined that this intangible asset has been fully impaired and accordingly, the Company has written off this asset net of accumulated amortization of $54,170 and recorded impairment on intangible asset of $245,850 which has been presented in operating expenses.

         On February 15, 2002 the Company acquired all worldwide patents and trademarks, from a related party, to a slot machine anti-cheating device for $100,000. The Company has determined the patents and trademarks have an indefinite life. The Company will be obligated to pay a royalty of 50% of the gross sales price on all units sold and $7,500 per month for one-year of technical support. To date, primarily all of the Company's revenue has been derived from the sale of the slot machine anti-cheating device.

                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

4. INTANGIBLE ASSETS (continued)

         On February 14, 2003, the Company acquired indefinite worldwide patent rights to a new gaming table concept called "Table Slots". The Company acquired these rights from an unrelated third party for 300,000 shares of its common stock. The Company valued these shares at the approximate fair market value on the date of the agreement or $1.10 per share or $330,000. The Company has estimated that the useful life of this agreement is ten years and is amortizing this intangible asset over that period. As of March 31, 2003 the Company has recorded amortization expense of $4,125.

5. NOTES PAYABLE

         On March 1, 2002, the Company received two convertible promissory notes from an individual for $100,000 and $150,000, respectively. The notes bear interest at 10% per annum and were due on September 1, 2002. The notes are convertible, at the option of the lender, into 200,000 and 300,000 common shares at $0.50 per share. Additionally, upon conversion, warrants equal to the number of common shares issued will be granted. These warrants shall be exercisable at $1.00 per share and expire on December 31, 2005. In October 2002, the noteholder converted the $150,000 note into 300,000 shares of the Company's common stock and paid all accrued interest owed to date. The remaining note of $100,000 continues to bear interest at 10% per annum and is due upon demand. As of March 31, 2003, the Company has paid all accrued interest relating to this note.

6. RELATED PARTY TRANSACTIONS

         The Company has engaged a software development company to develop its internally developed products as well as modify its existing products. A significant shareholder and an officer of this software company is also the President and Chief Executive Officer of iGames. As of March 31, 2002 and March 31, 2003 the Company has paid approximately $198,000 and $105,000 in consulting fees to this related party. Additionally, as of March 31, 2003, the Company has accounts payable due to this related party of $20,495.

                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

7. INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                              March 31,
                                                     --------------------------
                                                       2003             2002
                                                     ---------        ---------
Deferred tax assets:
Net operating loss carryforwards .............       $ 640,000        $ 183,000
Less valuation allowance .....................        (640,000)        (183,000)
                                                     ---------        ---------
Net deferred tax assets ......................       $       -        $       -
                                                     =========        =========

         The net change in the valuation allowance during the year ended March 31, 2003 was an increase of $457,000.

         The reconciliation of the income tax computed at the U.S. federal statutory rate to income tax expense for the period ended March 31, 2002 and 2003:

                                                              March 31,
                                                     --------------------------
                                                       2003             2002
                                                     ---------        ---------

Tax benefit at federal statutory rate (34%) ..       $ 792,000        $ 183,000
Nondeductible stock compensation .............        (335,000)               -
Change in valuation allowance ................        (457,000)        (183,000)
                                                     ---------        ---------
Net income tax benefit .......................       $       -        $       -
                                                     =========        =========

         FASB No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at March 31, 2002 and 2003 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At March 31, 2003 the Company has available net operating loss carryforwards of approximately $1,900,000, which expire in the year 2023.

                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY

         In April 2002, with the approval of the Board of Directors, the Company increased its authorized number of common stock issuable from 10,000,000, to 50,000,000 shares $.001 par value. Additionally, the Company is now authorized to issue 5,000,000 of preferred stock $.001 par value.

         In July 2001, in connection with the its organization, the Company issued an aggregate of 5,430,000 shares of common stock to our founders for total cash consideration of $23,000

         In August 2001, the Company solicited a private placement memorandum for the sale of units that consists of one share and one warrant to purchase a share of the Company's common stock. Between August and November 2001 the Company completed the sale of 2,455,000 shares of common stock and 2,455,000 stock purchase warrants exercisable at $1.00 per share expiring on December 31, 2005. The Company received gross proceeds of $1,227,500 and incurred offering costs of $138,225. In connection with the offering the Company issued 325,000 shares of common stock and 122,750 stock purchase warrants exercisable at $1.00 expiring on December 31, 2005.

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

         In August 2002, the Company issued 100,000 options to acquire shares of the Company's common stock to a consultant; such options are exercisable at $0.10 per share and expire threes years from the grant date. The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions: risk free interest rate of 4.25%, volatility of 0%, an estimated life of three years, and dividend yield of 0%. The Company recognized $41,330 in noncash compensation relating to the issuance of these options. These options were subsequently canceled during the fourth quarter of fiscal year ended March 31, 2003.

                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY (continued)

         In August 2002, the Company issued 25,000 options to acquire shares of the Company's common stock to an employee; such options are exercisable at $0.10 per share and expire three years from the date of the grant. The Company has valued these options at $10,333 or $0.41 per option options utilizing the Black-Scholes options pricing model using the following assumptions: risk free interest rate of 4.25%, volatility of 0%, an estimated life of three years, and dividend yield of 0%. The Company's pro forma net loss as relating to the issuance of options to employees is $2,340,601 as of March 31, 2003 or $0.23 per share.

         In October 2002, a note of $150,000 was converted into 300,000 shares of the Company's common stock (see Note 5).

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

         During the year ended March 31, 2003, the Company issued 1,200,000 shares to employees and consultants for services rendered. Accordingly, the Company has recorded $772,000 ($0.50-$1.30 per share), net of deferred compensation of $62,500, in compensation to reflect the issuance of these shares.

         In February 2003, the Company issued 300,000 shares of its common stock for the patent right to its Table Slots product. The shares were valued at the approximate fair market value on the date of the agreement (see Note 4).

         In March 2003, the Company sold 1,030,000 units consisting of one share of its common stock and one warrant to purchase a share of common stock (exercisable at $1.50) for $0.50 per unit. The Company received proceeds from this stock sale of $448,050, which is net of offering costs paid of $66,950. Additionally, the Company issued 5,000 shares of its common stock as part of the offering costs of this capital raise.

                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY (continued)

Stock option and warrant activity for the period for May 9, 2001 (inception) through March 31, 2002 and for the year ended March 31, 2003 is summarized as follows:

                                                 Number of   Weighted average
                                                   shares     exercise price
                                                 ---------   ----------------
     Outstanding at May 9, 2001 (inception) ..           -       $   0.00
         Granted .............................   2,577,750           1.00
         Exercised ...........................           -              -
         Canceled ............................           -              -
                                                 ---------       --------

     Outstanding at March 31, 2002 ...........   2,577,750           1.00
         Granted .............................   2,655,000           1.15
         Exercised ...........................           -              -
         Canceled ............................    (100,000)         (0.10)
                                                 ---------       --------
     Outstanding at March 31, 2003 ...........   5,132,750       $   1.08
                                                 =========       ========

The following table summarizes the Company's stock options outstanding at March 31, 2003:

                         Options outstanding             Options exercisable
                   ----------------------------------   ----------------------
                                Weighted     Weighted                 Weighted
                                 average      average                  average
    Range of                    remaining    exercise                 exercise
 exercise price     Number        life        price       Number        price
 --------------     ------        ----        -----       ------        -----

    $ 0.010           25,000      0.10       $ 0.010        25,000     $0.010
       1.00        4,077,750      3.28         1.00      4,077,750      1.00
       1.50        1,030,000      4.50         1.50      1,030,000      1.50
                   ---------                             ---------
                   5,132,750                             5,132,750
                   =========                             =========
                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY (continued)

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

9. RENT EXPENSE

         The Company currently occupies its office space in Boca Raton, Florida, on a month-to-month basis. Monthly rental payments are approximately $3,200.

10. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $2,867,948 as of March 31, 2003 and had net losses and cash used in operations of $2,330,268 and $1,128,440 respectively, for the year ended March 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management is in the process of implementing its business plan and has begun to generate revenues through the sale of its Protector device. Additionally, management is actively seeking additional sources of capital, but no assurance can be made that capital will be available on reasonable terms. Management believes the actions it is taking allow the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

11. CONCENTRATION OF RISK

Customers:

         The Company's largest customer accounted for approximately 91% of the sales for the fiscal year ended March 31, 2003 and 0% of the sales for the period May 9, 2001 (inception) through March 31, 2002.

Uninsured Cash Balances:

         The Company is subject to concentration of credit risk from investments and cash balances on hand with banks and other financial institutions, which may be in excess of the Federal Deposit Insurance Corporation's insurance limits. As of March 31, 2003, the Company had $309,082 in cash in excess of the insured limit.

12. SUBSEQUENT EVENTS

         On June 4, 2003, the Company issued 100,000 shares of its common stock to three financial consultants for services rendered. The Company valued these shares at $71,000 or $0.71 per share.

         On June 13, 2003, the Company sold 500,000 units consisting of one share of its common stock and one warrant to purchase a share of common stock (exercisable at $1.50) for $0.50 per unit. The Company received gross proceeds from this stock sale of $250,000.