Form 10QSB
period 2003-06-30
IGAMES ENTERTAINMENT INC
filed 2003-08-14
CIK 1165271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               Quarterly report under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


                   For the fiscal quarter ended: June 30, 2003
                                                 -------------


                          Commission File No. 000-49723
                                              ---------


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



                 5333 S. Arville, Suite 207, Las Vegas, NV 89118
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (800) 530-1558
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X              No
                           -------              -------

         As of July 15, 2003, the issuer had issued and outstanding 13,655,000 shares of its common stock, par value $0.001 per share.

                           IGAMES ENTERTAINMENT, INC.
                      QUARTERLY PERIOD ENDED JUNE 30, 2003
                              INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
         Item 1 - Financial Statements

                  Balance Sheet at June 30, 2003 (unaudited)...................3

                  Statements of Operations for the three months ended
                    June 30, 2003 and 2002 (unaudited).........................4

                  Statements of Cash Flows for the three months ended
                    June 30, 2003 and 2002 (unaudited).........................5

                  Notes to Financial Statements..............................6-8

         Item 2 - Management's Discussion and Analysis or
                    Plan of Operations......................................9-12

         Item 3 - Controls and Procedures.....................................12


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................13

         Item 2 - Changes in securities and use of proceeds...................13

         Item 3 - Defaults upon senior securities.............................13

         Item 4 - Submission of matters to a vote of security holders.........13

         Item 5 - Other events................................................13

         Item 6 - Exhibits and Reports on 8-K.................................13

         Signatures...........................................................14
                           iGAMES ENTERTAINMENT, INC.

                                  BALANCE SHEET

                                  JUNE 30, 2003
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ................................     $   225,024
     Certificate of deposit - restricted ......................         150,000
     Accounts receivable ......................................          18,056
     Inventory ................................................         165,892
     Prepaid expenses and other current assets ................          22,281
                                                                    -----------

           TOTAL CURRENT ASSETS ...............................         581,253

PROPERTY AND EQUIPMENT - net ..................................           9,783
INTANGIBLE ASSETS, net ........................................         417,630
DEPOSITS ......................................................           5,013
                                                                    -----------

           TOTAL ASSETS .......................................     $ 1,013,679
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable .............................................     $   100,000
     Line of credit ...........................................         100,278
     Accounts payable and accrued expenses ....................          30,423
     Customer deposits ........................................          63,458
                                                                    -----------

                 TOTAL CURRENT LIABILITIES ....................         294,159
                                                                    -----------

STOCKHOLDERS' EQUITY:
     Common stock; $.001 par value,
         50,000,000 shares authorized
         13,305,000 shares issued and outstanding .............          13,305
     Additional paid-in capital ...............................       4,042,850
     Accumulated deficit ......................................      (3,292,885)
     Deferred compensation ....................................         (43,750)
                                                                    -----------

           TOTAL STOCKHOLDERS' EQUITY .........................         719,520
                                                                    -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $ 1,013,679
                                                                    ===========

                 See accompanying notes to financial statements
                           iGAMES ENTERTAINMENT, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        2003            2002
                                                    ------------    -----------

REVENUE .........................................   $      1,740    $         -

COST OF GOODS SOLD ..............................            239              -
                                                    ------------    -----------

                                                           1,501              -
                                                    ------------    -----------

OPERATING EXPENSES:
     Salaries and benefits ......................        148,840         64,077
     Noncash compensation .......................         89,750        315,000
     Professional fees ..........................         10,500         21,251
     Advertising ................................          9,594         33,233
     Research and development ...................         10,265         31,684
     Travel and entertainment ...................          8,212         20,531
     Rent .......................................         13,512         14,258
     Other general and administrative ...........        132,123         52,297
                                                    ------------    -----------
                                                         422,796        552,331
                                                    ------------    -----------

LOSS FROM OPERATIONS ............................       (421,295)      (552,331)

OTHER INCOME (EXPENSE):
     Interest expense ...........................         (3,729)             -
     Interest income ............................             87             60
                                                    ------------    -----------
                                                          (3,642)            60
                                                    ------------    -----------


NET LOSS ........................................   $   (424,937)   $  (552,271)
                                                    ============    ===========

NET LOSS PER COMMON SHARE-BASIC AND DILUTED .....   $      (0.03)   $     (0.06)
                                                    ============    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     -BASIC AND DILUTED .........................     12,855,000      8,545,000
                                                    ============    ===========

                 See accompanying notes to financial statements
                           iGAMES ENTERTAINMENT, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Three Months Ended
                                                                 June 30,
                                                          ---------------------
                                                             2003        2002
                                                          ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ............................................  $(424,937)  $(552,271)
   Adjustments to reconcile net loss to net cash
     used in operations:
       Common stock issued for services ................     89,750     315,000
       Depreciation and amortization ...................      9,576         900

   Changes in assets (increase) decrease:
     Accounts receivable ...............................    (13,303)          -
     Inventory .........................................   (146,261)          -
     Prepaid expenses ..................................     91,020           -

   Changes in liabilities increase (decrease):
     Accounts payable and accrued expenses .............     (9,560)     (8,246)
     Accounts payable related party ....................    (20,495)
     Customer deposits .................................     54,874      12,999
                                                          ---------   ---------

     NET CASH FLOWS USED IN OPERATING ACTIVITIES .......   (369,336)   (231,618)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from line of credit ....................    100,278           -
   Proceeds from the sale of common stock and warrants .    250,000           -
   Offering costs ......................................    (15,000)          -
                                                          ---------   ---------

     NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ...    335,278           -
                                                          ---------   ---------

NET DECREASE IN CASH ...................................    (34,058)   (231,618)

CASH AND CASH EQUIVALENTS - beginning of period ........    409,082     436,972
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS - end of period ..............  $ 375,024   $ 205,354
                                                          =========   =========

                 See accompanying notes to financial statements
                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003


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

On February 15, 2002, the Company purchased the world-wide patents, trademarks and rights thereto for a "slot anti-cheating device", known as the Protector, which is marketed to slot and gaming machine companies and their customers. In January of 2003, the Company purchased the world-wide patents, trademarks and rights thereto for "Table-Slots", a new, exciting, and innovative table game. The table game is marketed to casinos world-wide and is expected to provide recurring revenue derived from leases with casinos. In addition, the Company is currently researching and developing new products to extend its current product offering for the gaming industry. The Company will continue to establish strategic relationships within the gaming industry in order to continue strengthening its position in the industry and broaden corporate visibility.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and related footnotes for the period ended March 31, 2003 contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results for the full fiscal year ending March 31, 2004.


NOTE 2 - NOTES PAYABLE

On March 1, 2002, the Company received two convertible promissory notes from an individual for $100,000 and $150,000, respectively. The notes bear interest at 10% per annum and were due on September 1, 2002. The notes are convertible, at the option of the lender, into 200,000 and 300,000 common shares at $0.50 per share. Additionally, upon conversion, warrants equal to the number of common shares issued will be granted. These warrants shall be exercisable at $1.00 per share and expire on December 31, 2005. In October 2002, the noteholder converted the $150,000 note into 300,000 shares of the Company's common stock. The remaining note of $100,000 continues to bear interest at 10% per annum and is due upon demand. As of June 30, 2003, the Company has paid all interest relating to this note.

                           iGAMES ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003


NOTE 3 - CUSTOMER DEPOSITS

As of June 30, 2003, the Company has approximately $110,000 in unfulfilled sales orders which it has received deposits on these orders of $63,458.


NOTE 4 - LINE OF CREDIT

On April 4, 2002, the Company entered into a $150,000 one-year renewable line of credit with a bank. This debt matures April 4, 2004 and bears interest at 6% per annum, with interest payable monthly. This debt is collateralized by a $150,000 restricted certificate of deposit that matures on April 4, 2004 and pays interest at 1.65% per annum. As of June 30, 2003, the balance of this line of credit is $100,278.


NOTE 5 - STOCKHOLDERS' EQUITY

In June 2003, the Company sold 500,000 units consisting of one share of its common stock and one warrant to purchase a share of common stock (exercisable at $1.00) for $0.50 per unit. The Company received proceeds from this stock sale of $235,000, which is net of offering costs paid of $15,000.

In June 2003, the Company issued 100,000 shares of its restricted common stock to consultants for services rendered. The Company valued these shares at $0.71 per share and recorded noncash compensation expense of $71,000.

The amortization of deferred compensation resulted in a noncash compensation expense of $18,750 for the quarter June 30, 2003.


NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $424,937 for the three months ended June 30, 2003, an accumulated deficit of $3,292,885 at June 30, 2003, cash used in operations of $369,336 for the three months ended June 30, 2003, and requires additional funds to implement our business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is in the process of implementing its business plan and has begun to generate revenues. Management believes that sales of its Protector and placement of new table games are imminent and will increase revenues and contribute significantly to its operating cash flows. Additionally, management is actively seeking additional sources of capital, but no assurance can be made that capital will be available on reasonable terms. Management believes the actions it is taking allow the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                           iGAMES ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes in this Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends certain other existing pronouncements. The Company does not believe this Statement will have a material effect on its results of operations or financial position.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company does not believe this Statement will have a material effect on its results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which requires the consolidation of variable interest entities. FIN No. 46 is applicable to financial statements issued by us beginning with the second quarter of fiscal 2004. However, disclosures are required if we expect to consolidate any variable interest entities. The Company does not believe this Statement will have a material effect on its results of operations or financial position.


NOTE 8 - SUBSEQUENT EVENTS

In July 2003, the Company issued 250,000 shares of its restricted common stock to its Chief Executive Officer, pursuant to the terms of this executive's employment contract. The Company valued these shares at $0.57 per share the fair market value on the date of the grant.

In July 2003, the Company issued 100,000 shares of its restricted common stock to a consultant relating to the sale of the Company's common stock in June 2003. The Company valued these shares at $0.57 per share the fair market value on the date of the grant. This amount relating to the sale of the Company's securities has been recorded as an offering cost and charged against additional paid-in capital.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the results of operations, financial condition and liquidity should be read in conjunction with iGames Entertainment, Inc. financial statements and notes thereto for the period ended March 31, 2003 appearing in our most recent annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

We account for intangible assets as follows: licensing and patent agreements are stated at cost. The recoverability of the license and patent agreements is evaluated each year based upon management's expectations relating to the life of the technology and current competitive market conditions. Based upon management's expectations they believe that no impairment of its license agreement and patent exists at June 30, 2003.

We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See New Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

RESULTS OF OPERATIONS

For the three months ended June 30, 2003 we generated revenues of $1,740 as compared to $0 for the comparable period ended in 2002. Cost of goods sold for the three months ended June 30, 2003 was $239 generating a gross profit of $1,501 (86%).

Salaries and benefits for the three months ended June 30, 2003 were $148,840 as compared to $64,077 for the three months ended June 30, 2002. This increase was due to the hiring of personnel for sales and administration purposes during the year ended March 31, 2003.

Non-cash compensation during three months ended June 30, 2003 was $89,750 and consisted of common stock issued to consultants for services rendered. During the three months ended June 30, 2002, we incurred $315,000 in non-cash compensation. The decrease of $225,250 was due to a decreased demand for outside services that we utilized our stock as payment.

Professional fees were $10,500 for the three months ended June 30, 2003 as compared to $21,251 for the three months ended June 30, 2002, a decrease of $10,751 or 51%. This decrease was due to a reduction in our legal fees associated with the costs of the registration of our patents and our licensing agreements as well as the filing of our Form SB-2 and our other public filings.

Advertising expense for the three months ended June 30, 2003 was $9,594 as compared to $33,233 for the three months ended June 30, 2002. The decrease in advertising expenses was due to our efforts to conserve our working capital and our desire to market our products in the most cost effective manner possible.

Research and development costs were $10,265 for the three months ended June 30, 2003 as compared to $31,684 for the three months ended June 30, 2002 a decrease of $21,419 or 68%. The decrease is due to the completion of the development of our Protector product as well as our table slots game during the year ended March 31, 2003.

Travel and entertainment was $8,212 for the three months ended June 30, 2003 as compared to $20,531 for the three months ended June 30, 2002, a decrease of $12,319 or 60%. The decrease in travel and entertainment is directly attributable to our efforts to preserve working capital.

Rent for the three months ended June 30, 2003 was $13,512 as compared to $14,258 for the three months ended June 30, 2002. The decrease was due to consolidating our Boca Raton offices into one space during the year ended March 31, 2003.

Other general and administrative costs for the three months ended June 30, 2003 were $132,123 as compared to $52,297 for the three months ended June 30, 2002, an increase of $79,826 or 153%. The increase was due to further execution of our business plan. These costs consist of primarily depreciation, amortization of intangibles, insurance, office supplies and equipment, royalty fees and printing.

We incurred interest expense of $3,729 for the three months ended June 30, 2003 relating to our financing in March 2002 consisting of notes payable of $100,000. Additionally, we recorded $87 in interest income relating to our cash balances during the current fiscal year.

We reported a net loss for the three months ended June 30, 2003 of $424,937 compared to a net loss for the three months ended June 30, 2002 of $552,271.

This translates to an overall per-share loss of $.03 for the three months ended June 30, 2003 compared to a per share loss of $.06 for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash equivalent balance at June 30, 2003 was approximately $225,000; and is approximately $165,000 at July 15, 2003. From inception through March 31, 2003, we raised an aggregate of approximately $2.50 million in capital through the sale of shares pursuant to a private placement made in accordance with Rule 506 under the Securities Act of 1933. In addition, we issued for $250,000 to a single investor, two 10% convertible promissory notes due September 1, 2002; pursuant to the exemption afforded by Section 4 (2) of the Securities Act of 1933. During October 2002, such investor converted a $150,000 note into 300,000 shares of our common stock, and during July and August 2003 repaid an additional $40,000 of this debt. At the present time the investor has not indicated that the remaining note of $60,000 will be converted into equity or called for payment.

During the three months ended June 30, 2003, the Company used net cash of approximately $369,000 for operations. This consisted of a net loss of $424,937 and increases in our operating assets of $68,544 offset by non-cash compensation from the issuance of common stock for services of $89,750, depreciation and amortization expense of $9,576, and increases in our liabilities consisting of accounts payable and accrued expenses and customer deposits of $24,819. Additionally, the Company had net cash flows from financing activities of $335,278. This consisted of $250,000 in gross proceeds from a sale of units of our common stock and stock purchase warrants offset by offering costs of $15,000 and the proceeds from a line of credit of $100,278.

Additionally, during the quarter ended June 30, 2003, the Company entered into additional contracts to sell and support its slot machine anti-cheating device to a major cruise line, and has entered into negotiations with several other companies. There are presently no plans to purchase a new facility or significant new equipment. We are actively seeking additional sources of capital that will enable us to achieve our long-term objectives of marketing our product lines. However, we may not be able to obtain such capital on acceptable terms or conditions, in such event we may have to modify our business plan.


ITEM 3 - CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.


Item 2 - Changes in Securities and Use of Proceeds

In June 2003, the Company sold 500,000 units consisting of one share of its common stock and one warrant to purchase a share of common stock (exercisable at $1.00) for $0.50 per unit. The Company received proceeds from this stock sale of $235,000, which is net of offering costs paid of $15,000.

In June 2003, the Company issued 100,000 shares of its restricted common stock to consultants for services rendered. The Company valued these shares at $0.71 per share and recorded noncash compensation expense of $71,000.


Item 3 - Defaults Upon Senior Securities

         None.


Item 4 - Submissions of Matters to a Vote of Security Holders

         None.


Item 5 - Other Events

         None.


Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-B

         31.1   Certification by Chief Executive Officer Pursuant to Section 302
         31.2   Certification by Chief Financial Officer Pursuant to Section 302
         32.1   Certification by Chief Executive Officer Pursuant to Section 906
         32.2   Certification by Chief Financial Officer Pursuant to Section 906

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        iGAMES ENTERTAINMENT, INC.


Date:  August 14, 2003                  By:/s/ Jeremy Stein
                                        Jeremy Stein, Chief Executive Officer
                                        President and Director


Date:  August 14, 2003                  By:/s/ Adam C. Wasserman
                                        Chief Financial Officer