Form 10QSB
period 2003-09-30
IGAMES ENTERTAINMENT INC
filed 2003-11-14
CIK 1165271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               Quarterly report under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


                For the fiscal quarter ended: September 30, 2003
                                              ------------------


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

         As of October 27, 2003, the issuer had issued and outstanding 14,745,165 shares of its common stock, par value $0.001 per share.

                           IGAMES ENTERTAINMENT, INC.
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                              INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

         Item 1 - Financial Statements

                  Balance Sheet at September 30, 2003 (unaudited)..............3

                  Statements of Operations for the three and six months ended
                    September 30, 2003 and 2002 (unaudited)....................4

                  Statements of Cash Flows for the six months ended
                    September 30, 2003 and 2002 (unaudited)....................5

                  Notes to Financial Statements.............................6-10

         Item 2 - Management's Discussion and Analysis or
                    Plan of Operations.....................................10-13

         Item 3 - Controls and Procedures..................................13-14


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................15

         Item 2 - Changes in securities and use of proceeds...................15

         Item 3 - Defaults upon senior securities.............................15

         Item 4 - Submission of matters to a vote of security holders.........15

         Item 5 - Other events................................................15

         Item 6 - Exhibits and Reports on 8-K.................................15

         Signatures...........................................................16
                           iGAMES ENTERTAINMENT, INC.

                                  BALANCE SHEET

                               September 30, 2003
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................   $    13,994
  Certificate of deposit - restricted ...........................       150,000
  Accounts receivable ...........................................        31,113
  Inventory .....................................................       136,094
  Prepaid expenses and other current assets .....................        16,322
                                                                    -----------

    TOTAL CURRENT ASSETS ........................................       347,523

PROPERTY AND EQUIPMENT - net ....................................         8,457
INTANGIBLE ASSETS - net .........................................       409,380
DEPOSITS ........................................................         4,865
                                                                    -----------

    TOTAL ASSETS ................................................   $   770,225
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable ..................................................   $    43,500
  Line of credit ................................................       150,000
  Accounts payable and accrued expenses .........................       102,738
                                                                    -----------

     TOTAL CURRENT LIABILITIES ..................................       296,238
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Preferred stock; no shares issued and outstanding .............             -
  Common stock; $.001 par value, 50,000,000 shares authorized
    14,000,000 shares issued and outstanding ....................        14,000
  Additional paid-in capital ....................................     4,388,955
  Accumulated deficit ...........................................    (3,808,343)
  Deferred compensation .........................................      (120,625)
                                                                    -----------

    TOTAL STOCKHOLDERS' EQUITY ..................................       473,987
                                                                    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $   770,225
                                                                    ===========


                 See accompanying notes to financial statements

                                     iGAMES ENTERTAINMENT, INC.

                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                Three Months Ended            Six Months Ended
                                                   September 30,                September 30,
                                            --------------------------   --------------------------
                                                2003           2002          2003           2002
                                            ------------   -----------   ------------   -----------
REVENUE ................................... $    157,020   $    25,998   $    158,760   $    25,998

COST OF GOODS SOLD ........................       29,799         8,236         30,038         8,236
                                            ------------   -----------   ------------   -----------

                                                 127,221        17,762        128,722        17,762
                                            ------------   -----------   ------------   -----------

OPERATING EXPENSES:
  Salaries and benefits ...................      127,869        46,375        276,709       110,452
  Noncash compensation ....................      267,425       103,830        357,175       418,830
  Professional fees .......................       12,833        87,591         23,333       108,842
  Advertising .............................        7,950         6,997         17,544        40,230
  Research and development ................       14,212        33,184         24,477        64,868
  Travel and entertainment ................        9,443        26,716         17,655        47,247
  Rent ....................................       13,507        22,346         27,019        36,604
  Other general and administrative ........      185,109        64,332        317,232       116,629
                                            ------------   -----------   ------------   -----------
                                                 638,348       391,371      1,061,144       943,702
                                            ------------   -----------   ------------   -----------

LOSS FROM OPERATIONS ......................     (511,127)     (373,609)      (932,422)     (925,940)

OTHER INCOME (EXPENSE):
  Interest expense ........................       (4,331)      (12,500)        (8,060)      (12,500)
  Interest income .........................            -           463             87           523
                                            ------------   -----------   ------------   -----------
                                                  (4,331)      (12,037)        (7,973)      (11,977)
                                            ------------   -----------   ------------   -----------


NET LOSS .................................. $   (515,458)  $  (385,646)  $   (940,395)  $  (937,917)
                                            ============   ===========   ============   ===========

NET LOSS PER COMMON SHARE-BASIC AND DILUTED $      (0.04)  $     (0.04)  $      (0.07)  $     (0.10)
                                            ============   ===========   ============   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  -BASIC AND DILUTED ......................   13,733,750     9,328,750     13,292,857     8,947,857
                                            ============   ===========   ============   ===========


                           See accompanying notes to financial statements

                                                 -4-

                           iGAMES ENTERTAINMENT, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                               September 30,
                                                          ---------------------
                                                             2003        2002
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................  $(940,395)  $(937,917)
  Adjustments to reconcile net loss to net cash
    used in operations:
     Common stock issued for services ..................    357,175     418,830
     Depreciation and amortization .....................     19,152       1,800

  Changes in assets (increase) decrease:
    Accounts receivable ................................    (26,360)    (12,999)
    Inventory ..........................................   (116,463)    (15,840)
    Prepaid expenses ...................................     96,979     (37,232)
    Deposits ...........................................        148      (1,813)

  Changes in liabilities increase (decrease):
    Accounts payable and accrued expenses ..............     62,755      53,980
    Accounts payable related party .....................    (20,495)          -
    Deferred revenue ...................................          -      42,611
    Customer deposits ..................................     (8,584)          -
                                                          ---------   ---------

    NET CASH FLOWS USED IN OPERATING ACTIVITIES ........   (576,088)   (488,580)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable ..........................    (56,500)          -
  Purchase of certificate of deposit ...................   (150,000)          -
  Net proceeds from line of credit .....................    150,000           -
  Proceeds from the sale of common stock and warrants ..    252,500     750,000
  Offering costs .......................................    (15,000)    (97,500)
                                                          ---------   ---------

    NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ....    181,000     652,500
                                                          ---------   ---------

NET (DECREASE) INCREASE IN CASH ........................   (395,088)    163,920

CASH AND CASH EQUIVALENTS - beginning of period ........    409,082     436,972
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS- end of period ...............  $  13,994   $ 600,892
                                                          =========   =========


                 See accompanying notes to financial statements
                           iGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and related footnotes for the period ended March 31, 2003 contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the six months ended September 30, 2003 are not necessarily indicative of the results for the full fiscal year ending March 31, 2004.


NOTE 2 - NOTES PAYABLE

On March 1, 2002, the Company received two convertible promissory notes from an individual for $100,000 and $150,000, respectively. The notes bear interest at 10% per annum and were due on September 1, 2002. The notes are convertible, at the option of the lender, into 200,000 and 300,000 common shares at $0.50 per share. Additionally, upon conversion, warrants equal to the number of common shares issued will be granted. These warrants shall be exercisable at $1.00 per share and expire on December 31, 2005. In October 2002, the noteholder converted the $150,000 note into 300,000 shares of the Company's common stock. The remaining note of $43,500 continues to bear interest at 10% per annum and is due upon demand. As of September 30, 2003, the Company has paid all interest relating to this note.

                           iGAMES ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003


NOTE 3 - LINE OF CREDIT

On April 4, 2002, the Company entered into a $150,000 one-year renewable line of credit with a bank. This debt matures April 4, 2004 and bears interest at 6% per annum, with interest payable monthly. This debt is collateralized by a $150,000 restricted certificate of deposit that matures on April 4, 2004 and pays interest at 1.65% per annum. As of September 30, 2003, the balance of this line of credit is $150,000.


NOTE 4 - STOCKHOLDERS' EQUITY

In July 2003, the Company issued 250,000 shares of its restricted common stock to its Chief Executive Officer, pursuant to the terms of this executive's employment contract. The Company valued these shares at $0.57 per share the fair market value on the date of the grant.

In July 2003, the Company issued 100,000 shares of its restricted common stock to a consultant for services provided. The Company valued these shares at $0.57 per share the fair market value on the date of the grant. This amount relating to the sale of the Company's securities has been recorded as an offering cost and charged against additional paid-in capital.

The amortization of deferred compensation resulted in a non-cash compensation expense of $37,750 for the six months ended September 30, 2003.

Stock option and warrant activity for the six months ended September 30, 2003, is summarized as follows:

                                          Number of             Weighted average
                                           shares                exercise price
                                          ---------             ----------------
Outstanding at June 30, 2003 ...........  5,336,250                  $ 1.08
    Granted ............................          -                       -
    Exercised ..........................          -                       -
    Canceled ...........................          -                       -
                                         -----------                 ------

Outstanding at September 30, 2003 ......  5,336,250                    1.08
                           iGAMES ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003


NOTE 4 - STOCKHOLDERS' EQUITY (continued)

The following table summarizes the Company's stock options outstanding at September 30, 2003:

                           Options outstanding           Options exercisable
                   ----------------------------------    -------------------
                                Weighted     Weighted    Weighted
                                 average      average     average
    Range of                    remaining    exercise    exercise
 exercise price      Number       life         price      Number      price
 --------------    ---------    ---------    --------    ---------    -----

     $ 1.00        4,728,250       3.30        1.00      4,728,250    $1.00
       1.50          608,000       4.00        1.50        608,000     1.50
                   ---------                             ---------

                   5,336,250                             5,336,250
                   =========                             =========

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


NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $940,395 for the six months ended September 30, 2003, an accumulated deficit of $3,808,343 at September 30, 2003, cash used in operations of $576,088 for the six months ended September 30, 2003, and requires additional funds to implement our business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is in the process of implementing its business plan and has begun to generate revenues. Management believes that sales of its Protector and placement of new table games will continue to contribute to its operating cash flows. Additionally, management is actively seeking additional sources of capital, but no assurance can be made that capital will be available on reasonable terms. Management believes the actions it is taking allow the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                           iGAMES ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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


NOTE 7 - SUBSEQUENT EVENTS

In October 2003, the Company sold in a private placement 100,000 shares and 200,000 warrants exercisable at $0.60 for proceeds of $25,000.

In October 2003, the Company issued 625,000 shares of its common stock to three consultants for services rendered. The Company valued the shares at a contemporaneous sales price on the date of issuance and recorded consulting expense of $281,250.00 or $.45 per share.

                           iGAMES ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003


On September 11, 2003 the Company announced that it entered into a Letter of Intent to aquire Money Centers of America, Inc. and is now undergoing the process of completing a definitive agreement. Money Centers of America has approximately six million dollars in annual revenues and provides casinos with cash access services (ATM, check cashing, credit card and debit card advances), POS units, cage systems, and most notably the CreditPlus system. CreditPlus is a credit guarantee and reporting solution that will revolutionize the current systems in casinos today.

On September 16, 2003, The Company entered into an Offer to Purchase of Capital Stock of Chex Services, a division of Equitex, Inc. A definitive stock purchase agreement was signed on November 3, 2003. Chex Services, branded as FastFunds, has a synergistic product line that compliments that of Money Centers of America, with annual revenues in excess of $20 million. Chex's products are ATM, Multi-function cash machines, electronic check conversion, full service booth operations, collections, and credit card cash advances. We will immediately have the ability to capitalize on the install base of Chex Services and Money Centers of America and will pursue the sales, installation, and cross marketing of new products.

In October 2003, the Company issued 55,165 options exercisable at $0.47 or at fair market value to employees. Such options were then exercised utilizing outstanding accrued salaries for in lieu of the exercise price.

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

We account for intangible assets as follows: licensing and patent agreements are stated at cost. The recoverability of the license and patent agreements is evaluated each year based upon management's expectations relating to the life of the technology and current competitive market conditions. Based upon management's expectations they believe that no impairment of its license agreement and patent exists at September 30, 2003.

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

RESULTS OF OPERATIONS

For the six months ended September 30, 2003 we generated revenues of $158,760 as compared to $25,998 for the comparable period ended in 2002. Cost of goods sold for the six months September 30, 2003 was $30,038 generating a gross profit of $128,722 (81%).

Salaries and benefits for the six months ended September 30, 2003 were $276,709 as compared to $110,452 for the six months ended September 30, 2002 an increase of $166,257 or 151%. This increase was due to the hiring of personnel for sales and administration purposes during the year ended March 31, 2003.

Non-cash compensation during six months ended September 30, 2003 was $357,175 and consisted of common stock issued to consultants for services rendered. During the six months ended September 30, 2002, we incurred $418,830 in non-cash compensation. The decrease of $61,655 was due to a decreased demand for outside services that we utilized our stock as payment.

Professional fees were $23,333 for the six months ended September 30, 2003 as compared to $108,842 for the six months ended September 30, 2002, a decrease of $85,509 or 79%. This decrease was due to a reduction in our legal fees associated with the costs of the registration of our patents and our licensing agreements as well as the filing of our Form SB-2 and our other public filings.

Advertising expense for the six months ended September 30, 2003 was $17,544 as compared to $40,230 for the six months ended September 30, 2002. The decrease in advertising expenses was due to our efforts to conserve our working capital and our desire to market our products in the most cost effective manner possible.

Research and development costs were $24,477 for the six months ended September 30, 2003 as compared to $64,868 for the six months ended September 30, 2002 a decrease of $40,391 or 62%. The decrease is due to the completion of the development of our Protector product as well as our table slots game during the year ended March 31, 2003.

Travel and entertainment was $17,655 for the six months ended September 30, 2003 as compared to $47,247 for the six months ended September 30, 2002, a decrease of $29,592 or 63%. The decrease in travel and entertainment is directly attributable to our efforts to preserve working capital.

Rent for the six months ended September 30, 2003 was $27,019 as compared to $36,604 for the six months ended September 30, 2002. The decrease was due to consolidating our Boca Raton offices into one space during the year ended March 31, 2003.

Other general and administrative costs for the six months ended September 30, 2003 were $317,232 as compared to $116,629 for the six months ended September 30, 2002, an increase of $200,603 or 172%. The increase was due to further execution of our business plan. These costs consist of primarily depreciation, amortization of intangibles, insurance, office supplies and equipment, royalty fees and printing.

We incurred interest expense of $8,060 for the six months ended September 30, 2003 relating to our financing in March 2002 consisting of notes payable of $100,000. Additionally, we recorded $87 in interest income relating to our cash balances during the current fiscal year.

We reported a net loss for the six months ended September 30, 2003 of $940,395 compared to a net loss for the six months ended September 30, 2002 of $937,917.

This translates to an overall per-share loss of $.07 for the six months ended September 30, 2003 compared to a per share loss of $.10 for the six months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash equivalent balance at September 30, 2003 was approximately $164,000; and is approximately $155,000 at October 15, 2003. From inception through March 31, 2003, we raised an aggregate of approximately $2.50 million in capital through the sale of shares pursuant to a private placement made in accordance with Rule 506 under the Securities Act of 1933. In addition, we issued for $250,000 to a single investor, two 10% convertible promissory notes due September 1, 2002; pursuant to the exemption afforded by Section 4 (2) of the Securities Act of 1933. During October 2002, such investor converted a $150,000 note into 300,000 shares of our common stock, and during July and August 2003 repaid an additional $56,500 of this debt. At the present time the investor has not indicated that the remaining note of $43,500 will be converted into equity or called for payment.

During the six months ended September 30, 2003, the Company used net cash of approximately $576,000 for operations. This consisted of a net loss of $940,395 and increases in our operating assets of $45,844 offset by non-cash compensation from the issuance of common stock for services of $357,175, depreciation and amortization expense of $19,152, and increases in our liabilities consisting of accounts payable and accrued expenses and customer deposits of $33,676. Additionally, the Company had net cash flows from financing activities of $181,000. This consisted of $252,500 in gross proceeds from a sale of units of our common stock and stock purchase warrants offset by offering costs of $15,000 and the proceeds from a line of credit of $150,000 offset by the purchase of a certificate of deposit of $150,000 and repayments on a note payable of $56,500.

There are presently no plans to purchase a new facility or significant new equipment. We are actively seeking additional sources of capital that will enable us to achieve our long-term objectives of marketing our product lines. However, we may not be able to obtain such capital on acceptable terms or conditions, in such event we may have to modify our business plan.

ITEM 3.  CONTROLS AND PROCEDURES

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

In July 2003, the Company issued 100,000 shares of its restricted common stock to a consultant for services provided. The Company valued these shares at $0.57 per share the fair market value on the date of the grant. This amount relating to the sale of the Company's securities has been recorded as an offering cost and charged against additional paid-in capital.

The amortization of deferred compensation resulted in a noncash compensation expense of $37,750 for the six months ended September 30, 2003.


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


                                       iGAMES ENTERTAINMENT, INC.


Date:  November 14, 2003               By: /s/ Jeremy Stein
                                           -------------------
                                           Jeremy Stein,
                                           Chief Executive Officer,
                                           President and Director


Date:  November 14, 2003               By: /s/ Adam C. Wasserman
                                           ------------------------
                                           Adam C. Wasserman,
                                           Chief Financial Officer