Form 10QSB
period 2003-12-31
IGAMES ENTERTAINMENT INC
filed 2004-02-17
CIK 1165271

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Quarter ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                          Commission File No. 000-49723


                           IGAMES ENTERTAINMENT, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


             Nevada                                              88-0501468
             ------                                              ----------
(State of Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


         700 SOUTH HENDERSON ROAD, SUITE 210, KING OF PRUSSIA, PA 19406
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (610) 354-8888
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

         As of February 12, 2004, the issuer had issued and outstanding 4,053,804 shares of its common stock, par value $0.004 per share. This amount reflects a 4-for-1 reverse split of the issuer's common stock, which was effective on December 10, 2003.

                           IGAMES ENTERTAINMENT, INC.
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2003
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

         Item 1.  Financial Statements
                  Balance Sheet at December 31, 2003 (unaudited)...............3

                  Statements of Operations for the Three and
                  Nine Months Ended December 31, 2003 and 2002 (unaudited).....4

                  Statements of Cash Flows for the Nine Months Ended
                  December 31, 2003 and 2002 (unaudited).......................5

                  Notes to Financial Statements................................6

         Item 2.  Management's Discussion and Analysis or Plan or Operation...11

         Item 3.  Controls and Procedures.....................................15

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................16

         Item 2.  Changes in Securities and Use of Proceeds...................16

         Item 3.  Defaults Upon Senior Securities.............................16

         Item 4.  Submission of Matters to a Vote of Security Holders.........16

         Item 5.  Other Events................................................17

         Item 6.  Exhibits and Reports on Form 8-K............................17

         Signatures...........................................................18

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           iGAMES ENTERTAINMENT, INC.

                                  BALANCE SHEET

                                December 31, 2003
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ....................................   $    27,398
   Certificate of deposit - restricted ..........................       150,000
   Accounts receivable ..........................................        10,060
   Inventory ....................................................       132,348
   Deferred Acquisition Cost ....................................       160,000
                                                                    -----------

    TOTAL CURRENT ASSETS ........................................       479,806

PROPERTY AND EQUIPMENT, net .....................................         7,123
INTANGIBLE ASSETS, net ..........................................       426,085
DEPOSITS ........................................................         4,865
                                                                    -----------

    TOTAL ASSETS ................................................   $   917,879
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable .................................................   $    18,500
   Line of credit ...............................................       375,276
   Accounts payable and accrued expenses ........................       301,638
                                                                    -----------

            TOTAL CURRENT LIABILITIES ...........................       695,414
                                                                    -----------

STOCKHOLDERS' EQUITY:
   Preferred stock; no shares issued and outstanding ............             -
   Common stock; $.004 par value, 12,500,000 shares authorized
    3,966,291 shares issued and outstanding .....................        15,865
   Additional paid-in capital ...................................     4,746,554
   Accumulated deficit ..........................................    (4,533,704)
   Deferred compensation ........................................        (6,250)
                                                                    -----------

    TOTAL STOCKHOLDERS' EQUITY ..................................       222,465
                                                                    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $   917,879
                                                                    ===========

                 See accompanying notes to financial statements

                                     iGAMES ENTERTAINMENT, INC.

                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                  Three Months Ended          Nine Months Ended
                                                    December 31,                December 31,
                                              -------------------------   -------------------------
                                                 2003          2002          2003          2002
                                              -----------   -----------   -----------   -----------
REVENUE ....................................  $    10,070   $    74,309   $   168,459   $   100,307

COST OF GOODS SOLD .........................        3,980        10,370        33,783        18,606
                                              -----------   -----------   -----------   -----------

                                                    6,090        63,939       134,676        81,701
                                              -----------   -----------   -----------   -----------

OPERATING EXPENSES:
   Salaries and benefits ...................       40,469        84,005       317,177       194,457
   Noncash compensation ....................      313,837       369,250       671,014       851,330
   Professional fees .......................      114,649        43,321       179,764       152,163
   Advertising .............................        4,340         8,224        18,884        48,454
   Research and development ................           50        58,829        24,526       123,697
   Travel and entertainment ................       12,563        37,945        60,563        85,192
   Rent ....................................       15,443         9,579        42,462        46,183
   Loss on impairment of an intangible asset      110,000             -       110,000             -
   Other general and administrative ........      115,371       116,658       364,371       170,037
                                              -----------   -----------   -----------   -----------
                                                  726,722       727,811     1,788,761     1,671,513
                                              -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS .......................     (720,632)     (663,872)   (1,654,085)   (1,589,812)

OTHER INCOME (EXPENSE):
   Interest expense ........................       (6,397)      (10,489)      (13,427)      (22,989)
   Interest income .........................        1,668           383         1,755           906
                                              -----------   -----------   -----------   -----------
                                                   (4,729)      (10,106)      (11,672)      (22,083)
                                              -----------   -----------   -----------   -----------


NET LOSS ...................................  $  (725,361)  $  (673,978)  $(1,665,757)  $(1,611,895)
                                              ===========   ===========   ===========   ===========

NET LOSS PER COMMON SHARE-BASIC AND DILUTED   $     (0.19)  $     (0.25)  $     (0.48)  $     (0.67)
                                              ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   -BASIC AND DILUTED ......................    3,772,219     2,716,250     3,485,138     2,390,250


                           See accompanying notes to financial statements iGAMES ENTERTAINMENT, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                             December 31,
                                                      --------------------------
                                                          2003          2002
                                                      -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..........................................$(1,665,757)  $(1,611,895)
   Adjustments to reconcile net loss to net cash
    used in operations:
     Common stock issued for services ................    671,014       851,330
     Depreciation and amortization ...................     28,782        36,035
     Loss on impairment of intangible asset ..........    110,000             -

   Changes in assets (increase) decrease:
    Accounts receivable ..............................     (5,307)       (4,882)
    Inventory ........................................   (112,717)      (18,048)
    Prepaid expenses .................................    113,301       (57,414)
    Deposits .........................................          -         2,331
    Deferred Acquisition Cost ........................   (160,000)            -

   Changes in liabilities increase (decrease):
    Accounts payable and accrued expenses ............    261,804        27,078
    Accounts payable related party ...................    (20,495)            -
    Deferred revenue .................................          -             -
    Customer deposits ................................     (8,584)            -
                                                      -----------   -----------

    NET CASH FLOWS USED IN OPERATING ACTIVITIES ......   (787,959)     (775,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable .......................    (81,500)            -
   Purchase of certificate of deposit ................   (150,000)            -
   Net proceeds from line of credit ..................    375,895             -
   Repayments of line of credit ......................       (620)            -
   Proceeds from the sale of common stock and warrants    277,500       750,000
   Offering costs ....................................    (15,000)      (97,500)
                                                      -----------   -----------

    NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ..    406,275       652,500
                                                      -----------   -----------

NET DECREASE IN CASH .................................   (381,684)     (122,965)

CASH AND CASH EQUIVALENTS - beginning of period ......    409,082       436,972
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS- end of period .............$    27,398   $   314,007
                                                      ===========   ===========

                 See accompanying notes to financial statements

                           IGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

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

On February 15, 2002, the Company purchased the world-wide patents, trademarks and rights thereto for a "slot anti-cheating device," known as the Protector, which is marketed to slot and gaming machine companies and their customers. In January 2003, the Company purchased the worldwide patents, trademarks and rights thereto for "Table-Slots," a new table game that the Company markets to casinos worldwide. In October 2003, the Company purchased the worldwide patents, trademarks and rights thereto for "Random X 21" another table game that the Company markets to casinos worldwide.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and related footnotes for the fiscal year ended March 31, 2003 contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended December 31, 2003 are not necessarily indicative of the results for the full fiscal year ending March 31, 2004.

In January 2004, we merged with Money Centers of America, Inc. ("Money Centers") and then acquired all of the outstanding capital stock of Available Money, Inc. ("Available Money"). For a discussion of these transactions, see Note 7 - Subsequent Events. Money Centers and Available Money both provide cash access services to the gaming industry, which is now our plan of business.

In furtherance of our acquisition strategy, in November 2003, we entered into a definitive agreement with Equitex, Inc., a Delaware corporation, to acquire its wholly-owned subsidiary, Chex Services, Inc., a Minnesota corporation ("Chex"). Chex provides comprehensive cash access services to casinos and other gaming facilities throughout the United States. Much like Money Centers, Chex's cash access services allow casino patrons to access cash through check cashing, credit/debit card cash advances, automated teller machines and wire transfers depending on the location.

NOTE 2 - NOTES PAYABLE

On March 1, 2002, the Company issued two convertible promissory notes from an individual for $100,000 and $150,000, respectively. The notes bear interest at 10% per annum and were due on September 1, 2002. The notes are convertible, at the option of the lender, into 200,000 and 300,000 shares of common stock at $0.50 per share (pre-split amounts). Additionally, upon conversion, warrants equal to the number of common shares issued will be granted. These warrants shall be exercisable at $1.00 per share and expire on December 31, 2005. In October 2002, the noteholder converted the $150,000 note into 300,000 shares of the Company's common stock and received warrants to purchase 300,000 shares of common stock at an exercise price of $1.00 per share. In addition, from July 2003 through December 2003, the Company repaid an additional $81,500 of this debt. The remaining principal balance of this note of $18,500 continues to bear interest at 10% per annum and is due upon demand. As of December 31, 2003, the Company has paid all interest relating to this note.

                           IGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Continued)

NOTE 3 - LINES OF CREDIT

On April 4, 2002, the Company entered into a $150,000 one-year renewable line of credit with a bank. This debt matures April 4, 2004 and bears interest at 6% per annum, with interest payable monthly. This debt is collateralized by a $150,000 restricted certificate of deposit that matures on April 4, 2004 and pays interest at 1.65% per annum. As of December 31, 2003, the balance of this line of credit is $149,992.

On October 1, 2003, Jeremy Stein, our former chief executive officer, extended a loan to the Company in the principal amount of $25,000. Mr. Stein received the funds to provide this loan from a $25,000 revolving line of credit with American Express. The terms of this loan are the same terms as his line of credit with American Express. This debt bears interest at 8.49% per annum, with interest payable monthly. As of December 31, 2003, the balance of this line of credit is $24,388.

On December 1, 2003, the Company entered into a $250,000 line of credit with an asset based lender. This debt bears interest at the prime rate of interest plus 10%, floating with daily resets, for the actual number of days that the loan remains outstanding, provided that the minimum rate on this loan is 14.5% per annum. The Company is obligated to pay the lender a collateral management fee equal to one percent of the principal balance of the loan for each month that the loan is outstanding. As of December 31, 2003, the balance of this line of credit is $200,895. In order to secure the performance of the Company's obligations under this loan, the Company granted the lender a continuing lien on and security interest in and to 250,000 newly issued shares of the Company's common stock. In addition, upon an event of default under the loan, the Company is obligated to register the resale of these pledged shares of common stock. Upon payment in full of all amounts due under the loan, the lender is obligated to deliver all stock certificates evidencing the ownership of these shares to the Company for cancellation.

NOTE 4 - STOCKHOLDERS' EQUITY

On October 24, 2003 we raised $25,000 through the issuance of 25,000 shares of common stock.

In October 2003, the Company issued 81,750 shares of its common stock to three consultants for services rendered. The Company valued the shares at a contemporaneous sales price on the date of issuance and recorded consulting expense of $147,690, or between $1.80 and $1.88 per share.

In October 2003, pursuant to the terms of an asset purchase agreement, the Company purchased the Random X 21 product by issuing 75,000 restricted shares of common stock to the seller as payment of 50% of the purchase price. The Company valued the shares at a contemporaneous sales price on the date of issuance and recorded an intangible asset of $135,000 or $1.80 per share. The remaining 50% of the purchase price consisting of 75,000 restricted shares of common stock will only be granted when the Company has placed at least 150 units of this table game within casinos under standard licensing/leasing agreements. Management determined that, as of December 31, 2003, a write-down of the intangible asset was necessary as the Company's projection of future cash flows indicated an impairment of $110,000. This amount is included in the Statement of Operations under the caption (Loss on Impairment of Intangible Asset).

Also, in October 2003, the Company issued 4,542 shares of its common stock to employees. The Company valued the shares at a contemporaneous sales price on the date of issuance and recorded salary expense of $8,175 or $1.80 per share, respectively.

In November 2003, in order to secure the performance of the Company's obligations under a new line of credit, the Company granted the lender a continuing lien on and security interest in 250,000 newly issued shares of its common stock.

                           IGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Continued)


Also, in November 2003, the Company granted options to purchase 62,500 shares of its common stock at an exercise price of $2.00 per share to its former chief executive officer pursuant to the terms of his employment agreement.

In December 2003, the Company issued 25,000 shares of its common stock to a consultant for services rendered. The Company valued the shares at a contemporaneous sales price on the date of issuance and recorded consulting expense of $37,000, or $1.48 per share.

Additionally, in December 2003, the Company issued 5,000 shares of its common stock to a consultant for services rendered. The Company valued the shares at a contemporaneous sales price on the date of issuance and recorded consulting expense of $6,600, or $1.32 per share.

The amortization of deferred compensation resulted in a non-cash compensation expense of $151,875 for the nine months ended December 31, 2003.

Stock option and warrant activity for the nine months ended December 31, 2003, is summarized as follows:

                                                                Weighted Average
                                         Number of Shares        Exercise Price
                                         ----------------       ----------------
Outstanding at March 31, 2003                1,355,314             $     4.32
     Granted                                   362,500                   2.86
     Exercised                                  (6,250)                 (0.40)
     Canceled                                        -                    -
                                             ---------             ----------
Outstanding at December 31, 2003             1,711,564             $     4.03

The following table summarizes the Company's stock options and warrants outstanding at December 31, 2003:

                               Options and                    Options and
                          warrants outstanding           warrants exercisable
                   ----------------------------------    ---------------------
                                Weighted     Weighted                 Weighted
                                 average      average                  average
    Range of                    remaining    exercise                 exercise
 exercise price      Number       life         price       Number       price
 --------------    ---------    ---------    --------    ---------    --------
 $2.00 - 2.40        237,500      4.50          2.25       237,500      $2.25
         4.00      1,322,064      2.75          4.00     1,322,064       4.00
         6.00        152,000      3.75          6.00       152,000       6.00
                   ---------                             ---------

                   1,711,564                             1,711,564
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

                           IGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Continued)

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $1,665,757 for the nine months ended December 31, 2003, an accumulated deficit of $4,533,704 at December 31, 2003, cash used in operations of $787,959 for the nine months ended December 31, 2003, and requires additional funds to implement its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

With the recent acquisitions of Money Centers and Available Money, the Company has improved its cash flow. In conjunction with the definitive agreement to purchase Chex, management believes it has a solid plan to be cash flow positive in the near future. Management believes the actions it is taking allow the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends certain other existing pronouncements. The Company does not believe this Statement will have a material effect on its results of operations or financial position.

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

                           IGAMES ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Continued)

NOTE 7 - SUBSEQUENT EVENTS

On January 2, 2004, pursuant to an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among Money Centers, Christopher M. Wolfington, iGames, Michele Friedman, Jeremy Stein and Money Centers Acquisition, Inc., a wholly-owned subsidiary of iGames, Money Centers Acquisition, Inc. was merged with and into Money Centers and Money Centers, as the surviving corporation, became a wholly-owned subsidiary of iGames (the "Merger"). In connection with the Merger, all of the issued and outstanding shares of capital stock of Money Centers were tendered to iGames and iGames issued to the Money Centers stockholders an aggregate of 1,351,640 shares of iGames Series A Convertible Preferred Stock, $.001 par value per share, and warrants to purchase an aggregate of 2,500,000 shares of iGames common stock, par value $.004 per share, at an exercise price of $.01 per share. Each share of Series A Convertible Preferred Stock is entitled to ten votes in all matters submitted to a vote of iGames shareholders and is convertible at the option of the holders into ten shares of common stock at any time after the date on which we amend our articles of incorporation to increase the number of authorized shares of our common stock to at least 125,000,000. In addition, at the closing of the Company's previously announced acquisition of Chex (the "Chex Acquisition") each share of Series A Convertible Preferred Stock will automatically be converted into ten shares of common stock. In addition, at the closing of the Chex Acquisition, the Money Centers stockholders are entitled (subject to certain limitations) to additional consideration equal to that number of shares of iGames common stock necessary to ensure that they own an aggregate of 30% of the issued and outstanding shares of iGames common stock following such issuance, the issuance of shares of iGames common stock in the Chex Acquisition and assuming full conversion of all shares of Series A Convertible Preferred Stock.

The acquisition will be accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies will be recorded as a recapitalization of Money Centers, pursuant to which Money Centers will be treated as the continuing entity.

Following the consummation of this merger, all of our existing officers resigned from their positions and Christopher M. Wolfington was appointed President and Chief Executive Officer of the Company and Chairman of its Board of Directors. The Company's Board of Directors presently consists of four members, one of whom is Mr. Wolfington , one of whom is Jeremy Stein, our former president, and two of whom are independent directors. All other previous members of our Board of Directors resigned upon consummation of this merger.

Pursuant to the terms of a Stock Purchase Agreement between iGames, Helene Regen and Samuel Freshman dated January 6, 2004 (the "Stock Purchase Agreement"), iGames acquired all of the issued and outstanding shares of capital stock of Available Money, a provider of cash access services based in Los Angeles, California. The purchase price of this transaction was $6,000,000, $2,000,000 of which was paid in cash at closing, $2,000,000 of which is due in cash on or before March 6, 2004, and $2,000,000 of which is due in cash or, at the election of iGames, by issuance of 1,470,589 shares of iGames common stock, on the earlier of (i) the closing of iGames' acquisition of Chex Services, Inc., (ii) the termination of that proposed transaction or (iii) June 30, 2004. The Stock Purchase Agreement provides for adjustment of the purchase price in the event that certain of Available Money's customer contracts do not renew or that the former stockholders of Available Money do not provide iGames with assistance in obtaining renewals of such contracts. The primary assets acquired as a result of this transaction are Available Money's contracts to provide automatic teller machines to 18 customers, 15 of which are traditional casino operations. The former stockholders of Available Money retain the right to receive all payments subsequent to the closing date that relate to services provided by Available Money through December 31, 2003 and are jointly and severally liable for all costs and expenses incurred by Available Money relating to services rendered on or before December 31, 2003.

The cash portion of the purchase price was and will be financed by a $4,000,000 loan to iGames from Chex Services, Inc.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND ASSUMPTIONS ABOUT US THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "COULD," "WOULD," "EXPECT," "PLAN," ANTICIPATE," BELIEVE," ESTIMATE," CONTINUE," OR THE NEGATIVE OF SUCH TERMS OR OTHER SIMILAR EXPRESSIONS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH A DISCREPANCY INCLUDE, BUT ARE NOT LIMITED TO, OUR DEPENDENCE UPON CERTAIN KEY PERSONNEL, OUR ABILITY TO MANAGE OUR GROWTH, OUR SUCCESS IN IMPLEMENTING OUR BUSINESS STRATEGY, OUR SUCCESS IN ARRANGING FINANCING WHERE REQUIRED, OUR ABILITY TO COMPLETE THE CHEX ACQUISITION AND THE RISK OF ECONOMIC AND MARKET FACTORS AFFECTING OUR CUSTOMERS. MANY OF THESE RISKS ARE BEYOND OUR CONTROL.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the results of operations, financial condition and liquidity should be read in conjunction with iGames Entertainment, Inc. financial statements and notes thereto for the fiscal year ended March 31, 2003 appearing in our most recent annual report on Form 10-KSB as filed with the Securities and Exchange Commission on June 30, 2003.

OVERVIEW

         iGames was incorporated in the State of Florida on May 9, 2001 under the name Alladin Software, Inc. On June 25, 2001, it changed its name to iGames Entertainment, Inc. On July 10, 2001, iGames Entertainment, Inc. was incorporated in Nevada, and iGames Entertainment, Inc., a Florida corporation, became a wholly-owned subsidiary. On January 2, 2004, iGames acquired Money Centers pursuant to the merger of Money Centers with a wholly-owned subsidiary of iGames formed for that purpose. In addition, on January 6, 2004, iGames acquired the stock of Available Money, the operator of free-standing ATM machines in casinos. The business operations of Available Money have been combined with those of Money Centers.

         From its inception until the acquisition of Money Centers, iGames was engaged in developing, marketing, and distributing gaming and security applications for the casino, hospitality, and entertainment industries. However, with the acquisition of Money Centers and Available Money, iGames intends to drastically curtail, if not cease, those activities and focus on the development of Money Centers' business.

         Money Centers was incorporated in the State of Delaware in 1997, but was inactive until 1999, when it commenced development of an integrated PC-based Point-of-sale ("POS") system for executing quasi-cash, cash advance, POS Debit, merchant card, and check cashing transactions specifically for the gaming industry. The Money Centers system was launched in March 2001. Money Centers' business model is specifically focused on specialty transactions in the cash access segment of the funds transfer industry. The funds transfer industry's traditional business model is dependant on high transaction volume and low margins in a highly fragmented and competitive market.

         Money Centers is a single source provider of cash access services to the gaming industry. Money Centers has combined state-of-the-art technology with personalized customer services to deliver the best in ATM, Credit Card Advance, POS Debit, Check Cashing Services, CreditPlus outsourced marker services, and merchant card processing. As the top suppliers to the gaming industry have consolidated service offerings, our acquisition of Money Centers will meet the growing trend towards single source providers of products and services to casinos and other gaming facilities worldwide. This trend supports our business plan to identify fragmented segments of the market to capitalize on merger and acquisition targets of synergistic companies that support our business model. The combined companies will gain wider exposure within the casino and gaming industry.

         Money Centers has identified the gaming industry as a niche segment within the funds transfer industry that has significant growth opportunities historically high cash flow margins. Money Centers feels there is significant sustainable value for it to have a proprietary position in each phase of the transaction process in its niche markets.

         From October 1999 until March 2001, Money Centers was a development company focusing on the completion of a Point of Sale (POS) transaction management system for the gaming industry. In March 2001, Money Centers commenced operations with the launch of the POS system at the Paragon Casino in Marksville, LA. Money Centers currently provides its services in five locations across the United States. In addition, through Available Money, Money Centers operates approximately 100 ATM machines at 18 locations.

         As Money Centers and Available Money were acquired after December 31, 2003, the historical financial information discussed below does not reflect the financial condition or results of operations of Money Centers or Available Money.

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

         In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

         Revenues from the sale or lease of products are recognized as earned when the sale is completed, or over the lease term, as appropriate.

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

Results of Operations

Three Months Ended December 31, 2003 vs. Three Months Ended December 31, 2002

                      THREE MONTHS ENDED  THREE MONTHS ENDED
                      DECEMBER 31, 2003   DECEMBER 31, 2002    CHANGE   CHANGE
                            ($)                   ($)             $        %
                      ------------------  ------------------  --------  -------
Net Loss                   725,361              673,978        51,383     7.6%
Net Loss Per Share            0.19                 0.25          (.06)  (24.0%)
Revenues                    10,070               74,309       (64,239)  (86.4%)
Cost of Goods Sold           3,980               10,370        (6,390)  (62.0%)
Operating Expenses         726,722              727,811        (1,089)   (0.2%)
Other Expense                4,729               10,106        (5,377)  (53.2%)

         Our net loss increased due to a $110,000 loss on impairment of the recently acquired Random X 21 table game product offset by our deliberate efforts to reduce or eliminate operating expenses in connection with a shift in our efforts from developing and marketing our products to focusing on completing the merger with Money Centers and the acquisitions of Available Money and Chex. Our net loss per share decreased due to an increase in our weighted number of shares of common stock outstanding.

         Our revenues decreased due to a shift in our efforts from developing and marketing our products to focusing on completing the merger with Money Centers and the acquisitions of Available Money and Chex. As a result of this shift in our focus, we sold less of our products during the three months ended December 31, 2003 than we sold during the three months ended December 31, 2002.

         Our cost of goods sold decreased due to our decline in revenues.

         Our operating expenses were relatively stable from period to period. We reduced operating expenses due to the elimination of our sales staff, the curtailment of research and development activities, and the reduction of advertising expenses all in connection with the change in our business plan. These reductions in expenses were offset by increased professional fees for lawyers, accountants and other professionals incurred in connection with the merger with Money Centers and the acquisition of Available Money and negotiation of the merger agreement that we entered into with Chex, as well as the impairment charge recorded for the Random X 21 table game product.

         Our other expenses decreased due to a decrease in interest expense, which occurred as a result of the conversion of outstanding loans to equity by one of our lenders.

Nine Months Ended December 31, 2003 vs. Nine Months Ended December 31, 2002

                      NINE MONTHS ENDED   NINE MONTHS ENDED
                      DECEMBER 31, 2003   DECEMBER 31, 2002    CHANGE   CHANGE
                            ($)                   ($)             $        %
                      -----------------   -----------------   --------  -------
Net Loss                 1,665,757            1,611,895        53,862     3.3%
Net Loss Per Share            0.48                 0.67          (.19)  (28.4%)
Revenues                   168,459              100,307        68,152    67.9%
Cost of Goods Sold          33,783               18,606        15,177    81.6%
Operating Expenses       1,788,761            1,671,513       117,248     7.0%
Other Expense               11,672               22,083       (10,411)  (47.1%)

         Our net loss increased due to a $110,000 loss on impairment of the recently acquired Random X 21 table game product offset by our increase in sales. Our net loss per share decreased due to an increase in our weighted number of shares of common stock outstanding.

         Our revenues increased due to commencement of the sale of the Protector product, which experienced an increase of 300 additional units in the nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002.

         Our cost of goods sold increased due to our increase in revenues. Our gross profit margin was relatively stable from period to period at 80.0% as compared to 81.4% during the nine months ended December 31, 2002.

         Our operating expenses increased as a result of a $110,000 loss on impairment of the recently acquired Random X 21 table game product, an increase in salaries and benefits of approximately $123,000 related to the hiring of additional sales and administrative personnel early in the period in an effort to commence sales of the Protector product, an increase in other general and administrative expenses of approximately $195,000 related to the execution of our business plan and an increase of approximately $27,000 in professional fees later in the period due to our acquisition activities, offset by a decrease of approximately $99,000 in research and development expenses due to completion of the development of the Protector product, a decrease in non-cash compensation of approximately $176,000 due to a decrease in demand for outside consulting services as a result of the completion of product development activities for the Protector, a decrease of approximately $25,000 in travel and entertainment expenses as a result of decreased use of consultants and a decrease in advertising expenses of approximately $30,000 due to our efforts to more efficiently market our products.

         Our other expenses decreased due to a decrease in interest expense, which occurred as a result of the conversion of outstanding loans to equity by one of our lenders.

Off-Balance Sheet Arrangements

         There were no off-balance sheet arrangements during the quarter ended December 31, 2003 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Changes in Financial Position, Liquidity and Capital Resources

         Our available cash equivalent balance at December 31, 2003 was approximately $27,500, and was approximately $317,000 at January 31, 2004. From inception through March 31, 2003, we raised an aggregate of approximately $2,500,000 in capital through the sale of our securities pursuant to a private placement offering made in accordance with Rule 506 under the Securities Act of 1933, as amended. In addition, we issued to two 10% convertible promissory notes in the aggregate principal amount of $250,000 and a maturity date of September 1, 2002 to one investor pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933. During October 2002, this investor converted a $150,000 note into 300,000 shares of our common stock, and from July 2003 through December 2003, repaid an additional $81,500 of this debt. At the present time, the investor has not indicated whether the remaining principal balance of this note of $18,500 will be converted into equity or called for payment.

         During the nine months ended December 31, 2003, we used net cash of approximately $788,000 for operations. This consisted of a net loss of $1,665,757 and increases in our operating assets of $4,723 offset by non-cash compensation from the issuance of common stock for services of $671,014, depreciation and amortization expense of $28,782, and increases in our liabilities consisting of accounts payable and accrued expenses and customer deposits of $232,725. Additionally, we had net cash flows from financing activities of $406,275. This consisted of $277,500 in gross proceeds from a sale of units of our common stock and stock purchase warrants offset by offering costs of $15,000 and the proceeds from multiple lines of credit of $375,895 offset by the purchase of a certificate of deposit of $150,000 and repayments on a note payable of $81,500.

         In January 2004, we completed our merger with Money Centers and our acquisition of Available Money. Each of Money Centers and Available Money have established operations and are cash flow positive. In addition, Money Centers has an existing vault cash line of credit of $3,000,000. All of this line of credit is available to fund our vault cash needs. We must obtain the consent of the lender to use any of this line to fund our other operating expenses. In addition, if we are able to complete the Chex Acquisition, then we will have additional cash flow from operations and the ability to increase our lines of credit with our lenders. Management believes that these sources of cash flow will be sufficient to fund our operations for at least the next twelve months.

ITEM 3 - CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

         Disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         We know of no actual or pending legal proceedings to which we or any of our subsidiaries are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         In October 2003, we sold 25,000 units consisting of one share of our common stock and two warrants to purchase a share of our common stock at an exercise price of $0.60 per share. The purchase price of these units was $.25 per unit and we received gross proceeds from this stock sale of $25,000. The units, shares of common stock and warrants were sold pursuant to Section 4(2) of the Securities Act.

         In October 2003, we issued 81,750 shares of our common stock to three consultants for services rendered. We valued the shares at a contemporaneous sales price on the date of issuance and recorded consulting expense of $147,690 or between $1.80, and $1.88 per share. These shares were issued pursuant to
Section 4(2) of the Securities Act.

         In October 2003, pursuant to the terms of an asset purchase agreement, we purchased the Random X 21 product by issuing 75,000 restricted shares of common stock to the seller as payment of 50% of the purchase price. The remaining 50% of the purchase price consisting of 75,000 restricted shares of common stock will only be granted when the Company has placed at least 150 units of this table game within casinos under standard licensing/leasing agreements. These shares were issued pursuant to Section 4(2) of the Securities Act.

         Also, in October 2003, we issued 4,542 shares of our common stock to employees. We valued the shares at a contemporaneous sales price on the date of issuance and recorded salary expense of $8,175 or $1.80 per share, respectively. These shares were issued pursuant to Section 4(2) of the Securities Act.

         In November 2003, in order to secure the performance of the Company's obligations under a new line of credit, the Company granted the lender a continuing lien on and security interest in 250,000 newly issued shares of its common stock. These shares were issued pursuant to Section 4(2) of the Securities Act.

         Also, in November 2003, the Company granted options to purchase 62,500 shares of its common stock at an exercise price of $2.00 per share to its former chief executive officer pursuant to the terms of his employment agreement. These shares were issued pursuant to Section 4(2) of the Securities Act.

         In December 2003, we issued 25,000 shares of our common stock to a consultant for services rendered. We valued the shares at a contemporaneous sales price on the date of issuance and recorded consulting expense of $37,000 or $1.48 per share. These shares were issued pursuant to Section 4(2) of the Securities Act.

         Additionally, in December 2003, we issued 5,000 shares of our common stock to a consultant for services rendered. The Company valued the shares at a contemporaneous sales price on the date of issuance and recorded consulting expense of $6,600 or $1.32 per share. These shares were issued pursuant to
Section 4(2) of the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER EVENTS

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-B

         3.1 Articles of Incorporation of iGames Entertainment, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form SB-2 filed on January 18, 2002).

         3.2 By-laws of iGames Entertainment, Inc. (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form SB-2 filed on January 18, 2002).

         3.3 Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 of Amendment No. 1 to our Registration Statement on Form SB-2 filed on March 8,
                  2002).

         4.1 Stock Pledge and Registration Rights Agreement by and between iGames Entertainment, Inc. and Mercantile Capital, L.P. dated as of November 26, 2003.

         4.2 Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form SB-2 filed on January 18, 2002).

         10.1 Loan and Security Agreement by and between iGames Entertainment, Inc. and Mercantile Capital, L.P. dated November 26, 2003.

         10.2 Demand Note payable to the order of Mercantile Capital, L.P. in the principal amount of $250,000 dated November 26, 2003.

         31.1 Certification dated February 17, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.

         32.1     Certification dated February 17, 2004 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.

         (b) Reports on Form 8-K

         On December 12, 2003, we filed a Current Report on Form 8-K reporting that we conducted an investor conference call regarding our merger with Money Centers of America.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       IGAMES ENTERTAINMENT, INC.


Date:  February 17, 2004               By: /s/ Christopher M. Wolfington
                                           -----------------------------
                                           Christopher M. Wolfington
                                           Chief Executive Officer and
                                           Chief Financial Officer
                                           (principal financial officer and
                                           principal accounting officer)