Form 10KSB
period 2004-03-31
IGAMES ENTERTAINMENT INC
filed 2004-07-13
CIK 1165271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                     _______________________________________


                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED MARCH 31, 2004           COMMISSION FILE NO. 000-49723



                           IGAMES ENTERTAINMENT, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                        88-0501468
             ------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                            700 SOUTH HENDERSON ROAD
                                    SUITE 210
                       KING OF PRUSSIA, PENNSYLVANIA 19406
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)


                                 (610) 354-8888
                                 --------------
                (Issuer's Telephone Number, including Area Code)


        SECTION REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: None.


       SECURITIES REGISTERED PURSUANT TO               NAME OF EACH EXCHANGE
           SECTION 12(G) OF THE ACT:                    ON WHICH REGISTERED:
    ---------------------------------------            ---------------------
    Common Stock, par value $.004 per share                     None

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days.

         YES      [X]               NO       [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

         The registrant's revenues for the most recent fiscal year were $6,980,574.

         The aggregate market value of the voting common stock and non-voting common stock held by non-affiliates of the issuer, as of June 16, 2004 was approximately $1,096,522 (based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market).

         As of June 16, 2004, 4,053,804 shares of the registrant's common stock, par value $.004 per share, were issued and outstanding.

         Documents Incorporated by Reference:  None.

                                TABLE OF CONTENTS


PART I

   ITEM 1  - DESCRIPTION OF BUSINESS.......................................... 1

   ITEM 2  - DESCRIPTION OF PROPERTY..........................................11

   ITEM 3  - LEGAL PROCEEDINGS................................................11

   ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............12


PART II

   ITEM 5  - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........12

   ITEM 6  - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........16

   ITEM 7  - FINANCIAL STATEMENTS.............................................23

   ITEM 8  - CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.......................................23

   ITEM 8A - CONTROLS AND PROCEDURES .........................................23


PART III

   ITEM 9  - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..............24

   ITEM 10 - EXECUTIVE COMPENSATION...........................................25

   ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...28

   ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................30

   ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..30

   ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................31

   FINANCIAL STATEMENTS......................................................F-1


                                       (i)

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND ASSUMPTIONS ABOUT US THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "COULD," "WOULD," "EXPECT," "PLAN," ANTICIPATE," BELIEVE," ESTIMATE," CONTINUE," OR THE NEGATIVE OF SUCH TERMS OR OTHER SIMILAR EXPRESSIONS. WE CAUTION THAT ANY FORWARD-LOOKING STATEMENT MADE BY US IN THIS FORM 10-KSB OR IN OTHER ANNOUNCEMENTS MADE BY US ARE FURTHER QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION THE RISK FACTORS SET FORTH IN THIS FORM 10-KSB.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         We are a single source provider of cash access services to the gaming industry. We have combined state-of-the-art technology with personalized customer services to deliver the best in ATM, Credit Card Advance, POS Debit, Check Cashing Services, CreditPlus outsourced marker services, and merchant card processing. As the top suppliers to the gaming industry have consolidated service offerings, we will meet the growing trend towards single source providers of products and services to casinos and other gaming facilities worldwide. This trend supports our business plan to identify fragmented segments of the market to capitalize on merger and acquisition targets of synergistic companies that support our business model.

         We intend to become a leading innovator in cash access and financial management services for the gaming industry. Our business model is specifically focused on specialty transactions in the cash access segment of the funds transfer industry. We deploy our services on a full service basis by providing hardware, software and processing services to our customers. We also deploy our services through licensing agreements pursuant to which we license to our customers the right to use our technology and our customers provide their own hardware, service and maintenance.

         We have identified the gaming industry as a niche segment within the funds transfer industry that has significant growth opportunities and has historically returned cash flow margins in excess of 20%. We believe there is significant value to having a proprietary position in each phase of the transaction process in the niche markets where management has a proven track record. We are confident that our full service and technology license deployment strategy positions us to meet the needs of any gaming facility or jurisdiction in the United States.

         We have a team of experienced executives in the financial services and gaming industries who have identified an opportunity to capitalize on the need for an experienced, aggressive, service oriented company to provide a full range of funds transfer services to the gaming and retail markets.

         We currently have contracts to provide some or all of the cash access services in 22 locations across the United States

         In calendar year 2003, our cash access technology facilitated 892,915 transactions totaling $140,536,954. In calendar year 2004, we anticipate facilitating over 5 million transactions totaling over $578,000,000.

PRODUCTS

         We have developed four primary products: credit/debit card cash advance, CreditPlus Credit Services, Automated Teller Machines (ATM's) and check cashing solutions. These products are the primary means by which casinos make cash available to gaming customers. We believe that we have a distinct advantage in the cash access industry because we offer all four of these services.

         CREDIT/DEBIT CARD CASH ADVANCE.

         In March 2001, we introduced our first credit/debit card cash advance ("CCCA") product. Our CCCA products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.

         In order to initiate a transaction, gaming patrons visit one of our ATMs or kiosks located on the casino floor. Each kiosk houses a point-of-sale terminal ("POS") equipped with our software. The ATM or kiosk terminal will prompt the customer to swipe his/her credit or debit card and enter the dollar amount requested. The terminal will then dial our centralized processing center that electronically contacts the appropriate bank for an authorization or disapproval. If authorized, the terminal will direct the customer to a casino cage. Once at the cage, the customer will present his/her credit/debit card and driver's license. A cage cashier will swipe the credit/debit card in one of our terminals, which communicates with our central servers. After finding the kiosk-approved transaction, a printer attached to the cage terminal will generate a company check. The cashier will give the customer cash in the amount requested after he/she endorses the system-generated check. The check is then deposited by the casino into its account for payment from one of our bank accounts and we debit the customer's credit card. This transaction can be accomplished without the gaming customer using a personal identification number. For credit card advances, customers pay a service charge typically between 6% and 9% of the amount advanced.

         We believe that we have several competitive advantages over competing providers of CCCA services. First, our casino clients are able to access player tracking and other valuable information from our website on a daily basis. This information is collected when a customer uses our CCCA product. Competing systems offer limited reporting, which typically is only available via hard copy weeks after the month has ended. Our reporting is Internet-based and allows customers to custom design a system to meet their reporting requirements. In addition, customers have access to their information twenty-four hours a day, seven days a week. Unique features of our PC-based systems are color, touch-screen monitors, integration of all products in one interface, signature capture technology and transaction prompting.

         ATMS

         Automated Teller Machines or "ATMs" are a growth market spurred on by the development of less expensive "dial-up" automatic teller machines and the opportunity to charge users transaction surcharges of up to $5.00 per disbursement. We have access to all major bank networks and equipment suppliers. Due to the highly fragmented nature of the ATM business, this service is highly competitive, which has eroded margins and revenue growth potential. We are currently providing gateway services to a wide range of national, regional and international debit, credit and EBT networks. Additional links are being established, including direct connections to national merchants as well as third party, authorization and EBT providers. In addition to providing ATMs in conjunction with other services, we have contracts to provide free-standing ATMs to 18 customers and we currently operate 91 ATMs at those locations.

         CHECK CASHING

         Check cashing services may be provided at all of our casino operations. When a casino patron requests check cashing at one of our service desks, we initiate a check verification process using identification procedures and software systems. Each transaction also provides additional data for our customer database, which can be used in assessing the creditworthiness for the particular customer. The system and software permit information to be gathered and reported in an efficient and timely manner. We have designed and implemented a credit rating system that utilizes this customer database to determine whether a casino customer's check should be cashed. Check cashing involves the risk that some cashed checks will be uncollectible because of insufficient funds, stop payment orders, closed accounts or fraud. This risk of collection is greater in new locations where the amount of data in our database is smaller. Unlike all other companies providing check services, we do not use a credit scoring system, as a credit scoring system will decline many checks that we believe are acceptable risks. Currently, we only guarantee checks that are cashed in one of our full service money centers, where our employees are facilitating the transaction.

         A second option for check cashing services is a check guarantee and check verification process in which the casino uses POS terminals to scan the customer's check and request remote authorization. We have formed an alliance with a third party provider to offer this service option to our customers. We intend to either acquire a company operating in this segment of the industry or to build a proprietary system to offer this service to our customers.

         A third option is for a casino to license our proprietary check-cashing software and manage its own check cashing services. For a monthly licensing fee, we will install and support our proprietary Windows-based check-cashing software and train casino personnel regarding its proper use. This software can either stand-alone or integrate with our credit card advance system. This is the same software that we use in our full service money centers. This program streamlines the process from check approval through collection of bad checks. Casinos will have access to our national database that will provide check credit histories for customers in casinos nationwide. Since most casinos wish to manage this process internally, we believe that there is significant revenue opportunity for this product.

         CREDITPLUS CREDIT SERVICES

         Casinos in traditional gaming markets, like Las Vegas and Atlantic City, rely on credit issuance for up to 40% of their revenues. These casinos issue credit internally and rely on specialized credit reporting in their risk management decisions. Significant capital investment in technology is required for these credit transactions to be executed efficiently. Prior to the launch of our CREDIT PLUS product there was only one company providing the specialized credit reporting that the gaming industry relies on for their credit decisions.

         Until recently, casinos in the $15 billion dollar a year Indian gaming market had little or no ability to utilize credit issuance in their operations. Under the state law compacts governing their operations, the majority of Indian casinos are prohibited from offering credit to customers. Further, the capital requirements necessary to develop the internal ability to offer credit on a prudent basis prevented smaller properties from developing the capability. The absence of a third party credit issuer capable of facilitating these transactions compounded the problem.

         Our CREDIT PLUS platform allows players in Indian casinos to receive credit for the first time and, based on an average transaction fee of 10%, CreditPlus positions us to be at the forefront of what we estimate to be a $2 Billion market. Currently we have a strong market position in providing credit guarantee and credit management services to this highly profitable market.

         The CREDIT PLUS product has three distinct elements: Credit Reporting, Credit Management and Credit Guarantee.

                  CREDIT REPORTING. CreditPlus provides access to credit reporting for casino transactions.

                  CREDIT MANAGEMENT. Like our check cashing management software, CREDIT PLUS can be used to streamline the credit process from approval through collection of bad debt. Casinos will have access to the CREDITPLUS system that will provide check and credit histories for casino and retail patrons. Since many casinos wish to manage this process internally, we believe there is significant revenue opportunity with this product.

                  CREDIT GUARANTEE. Casino and retail customers can also access cash through CREDITPLUS credit guarantee. The customer will fill out a CREDITPLUS application. Upon approval, the CREDITPLUS system will generate a marker for an amount up to the credit line that we approved. Each marker is effectively a check drawn on the customer's checking account that we agree to hold for up to 30 days. Most markers are repaid prior to the end of the holding period. Fees are based on state regulations and the amount of time that we hold the marker. In many cases, the customer will return to our location prior to our deposit of the marker and request that a new holding period be established in exchange for an additional fee. These transactions are approved and facilitated at our full service money centers and shortly will be available through the casino cage via an approval code transmitted through the CREDITPLUS system.

BUSINESS OBJECTIVES

         Our business strategy is to focus in the following three areas to maximize growth and return on investment for our business:

1. TECHNOLOGY DEVELOPMENT: Develop proprietary technology to manage and execute the funds transfer transactions that are a part of our core business while providing us with a competitive advantage in the markets that we serve. This will enable us to maximize market penetration and realize significant profit margins.

2. MERGERS/ACQUISITIONS: To identify and acquire companies for acquisition that either have a strategic and financial fit to our long-term business model, leverage our technology, or provide immediate market dominance.

3. SALES: We will continue to successfully and aggressively market our services in the casino and retail markets.

         TECHNOLOGY DEVELOPMENT. Due to ownership changes, personnel changes and antiquated systems, the niche markets in the funds transfer industry that we have identified have seen a substantial turnover in management, expertise and industry direction. We believe that these markets are ripe for a state of the art funds transfer system that will position us as the leader in the industry.

         We have identified the following applications that we believe create immediate value and will provide us with a competitive advantage in our core markets.

   o  Integrated PC based POS transaction management system.
   o Web or VPN based credit reporting system specific to the transactions executed in Money Centers' core markets.
   o  Proprietary Transaction Gateway.
   o  Ticket Redemption Machines (TRM).
   o  Multi-purpose kiosks.

         With few exceptions, our competition is operating on systems that are outdated with few value-added capabilities. Our development personnel can develop customized applications that will result in us being more competitive in the marketplace and experiencing higher profit margins from new accounts.

         Due to the growing variety of transactions that we are able to facilitate, we have identified the opportunity to create a proprietary transaction gateway for our services. This gateway will allow us to initiate, execute and control all transactions executed through our installed customer base. This strategy allows for faster integration and installation of new accounts whether obtained through sales or acquisitions. Furthermore, as we execute our acquisition strategy, the gateway will provide a seamless integration of acquired components of the transaction process. We are also able to license the use of this gateway technology for casino operators that want to process and facilitate their own transactions without using a vendor.

         MERGERS/ACQUISITIONS. We believe that we can accelerate penetration into the markets we serve, while leveraging our management and technology, through strategic acquisitions. Our primary targets will be those companies that:

   o  Produce high margins in a niche segment of the funds transfer industry;
   o Have a sustainable value proposition independent of the synergies with our company;
   o  Provide services similar to those that we provide to our customers;
   o  Execute similar POS transactions in different market segments; or
   o Utilize third party POS transaction management systems for their transaction processing.

   We believe that this strategy will be beneficial to us because:

   o Focusing on companies with historically high margins is consistent with our business plan.
   o The acquisition of competing companies gives us the ability to immediately "up sell" our CREDITPLUS and other products resulting in new revenue and greater profits from acquired accounts.
   o We can maximize our return on investment on technology development strategy by leveraging our technology into new segments of the funds transfer industry.
   o By eliminating the third party POS system and installing our newly developed system, we can immediately and significantly increase cash flow, while obtaining a critical mass of new locations.

SALES

         We believe that internal growth is the most efficient means for increased revenue and profitability. Our sales strategy commenced with the launch of the new POS transaction management system in March 2001. From the date of the launch through the acquisition of Available Money, internal sales have been responsible for 100% of our revenue. The completion of the technology development and acquisition strategy outlined above will provide the necessary product line and support infrastructure for us to continue our growth through sales.

THE CASINO GAMING MARKET

         Casino gaming in the United States has expanded significantly in recent years. Once found only in Nevada and New Jersey, casino gaming has been legalized in numerous states, including land-based casinos on Indian lands and elsewhere, on riverboats and dockside casinos, and at horse racing venues. The growth in gaming has resulted from legalization of gaming in additional jurisdictions and the opening of new casinos in existing markets, as well as from an overall increase in gaming activity.

         Though the geographic expansion of casino gaming has slowed, we anticipate continued growth as states struggle to fill large revenue gaps in their state budgets. We also anticipate continued growth in the Indian Gaming market as tribes are more successful at negotiating more stable and long-term compacts with their respective state governments. The expansion of casino gaming has generated a corresponding demand for ancillary services, including cash access services in casinos. Third parties provide cash access services to most casinos pursuant to contracts with the casino operator. We believe that the principal objective of casino operators in providing or arranging for such services is to promote gaming activity by making funds available to casino customers on a convenient basis. In some cases, however, the casino operator may view such services as a potential profit center separate from the gaming operations.

         Our business currently is concentrated in the casino industry and it contemplates that its operations will continue to be focused on operations in casinos and other gaming locations. Accordingly, a decline in the popularity of gaming, a reduction in the rate of expansion of casino gaming, changes in laws or regulations affecting casinos and related operations, or other adverse changes in the gaming industry would have a material adverse effect on our operations. We will continue our business plan to identify market segments outside of gaming to diversify our revenue base while maintaining our operating margins. Until this objective is achieved, there will always be a risk that our current revenue is highly dependent on the success of the gaming industry.

         Increased competition has prompted casino operators to seek innovative ways to attract patrons and increase the frequency of return visits. We believe that efficient and confidential access to cash for casino patrons contributes to increased gaming volume. Credit/debit card cash advances, markers, check cashing and ATMs are the three primary methods used by casinos to provide their patrons with quick and efficient access to cash. Virtually all casinos in the United States currently offer at least one of these services on their premises. While some casino operators provide such services themselves, most casinos' cash access services are provided by third parties pursuant to contracts with the casino operators. We are unique in that we provide multiple options for the delivery of these services. We offer systems that are run from the casino's cage, systems that we operate with our employees out of leased space in the casino, and we offer host programs where our employees facilitate transactions remotely from the slot machine or gaming table.

CUSTOMER PROFILE

         There are no boundaries when identifying potential casino customers. In the near future, we will focus our marketing efforts on Native American Markets, Las Vegas, Atlantic City, other commercial properties and riverboats.

         We operate our cash access services pursuant to agreements with the operators of the host casinos or approved resellers. Such agreements typically have initial terms of one to five years, with renewal clauses. In most of the agreements, either party may cancel the agreement with cause if the breach is not cured within thirty days. We rely principally on our relationship with the casino operators rather than on the terms of our contracts for the continued operation of our cash access services. While there can be no assurance that the agreements will be renewed after their initial terms, we believe that our relationships with the casinos in which we operate are good.

GOVERNMENT REGULATION

         Many states and Tribal entities require companies engaged in the business of providing cash access services or transmitting funds to obtain licenses from the appropriate regulating bodies. Certain states require companies to post bonds or other collateral to secure their obligations to their customers in those states. State and Tribal agencies have extensive discretion to deny or revoke licenses. We have obtained the necessary licenses and bonds to do business with the casinos where we currently operate, and will be subject to similar licensing requirements as we expand our operations into other jurisdictions.

         As part of our application for licenses and permits, members of our board of directors, our officers, key employees and stockholders holding five percent or more of our stock must submit to a personal background check. This process can be time consuming and intrusive. If an individual is unwilling to provide this background information or is unsatisfactory to a licensing authority, we must have a mechanism for making the necessary changes in management or stock ownership before beginning the application process.

         In order to address this issue, we intend to amend our Articles of Incorporation so that no person may become the beneficial owner of five percent or more of any class or series of our capital stock unless that person agrees in writing to:

   o provide to the relevant gaming authorities such information about himself or herself as the authorities may require;
   o respond to written or oral questions that the gaming authorities may propound; and
   o consent to the performance of any background check that the gaming authorities may require, including the investigation of any criminal record.

         If a holder of five percent or more of our common stock does not agree to these requirements, the proposed change provides for us to redeem all or a portion of that person's shares by paying fair market value for the shares after giving the holder 30 days notice of such redemption. The redemption price may be paid, at the discretion of our board of directors, in cash or securities having a fair market value equal to the value of the common stock being redeemed. Our management believes that this procedure will give it flexibility to ensure compliance with the background check requirements of the jurisdictions in which it may seek gaming licenses.

         While there can be no assurance that we will be able to do so, we anticipate that we will be able to obtain and maintain the licenses necessary for the conduct of our business.

         Many suppliers to Native American casinos are subject to the rules and regulations of the local tribal gaming commission. These gaming commissions have authority to regulate all aspects of casino operations, including vendor selection. Some gaming commissions require vendors to obtain licenses and may exercise extensive discretion to deny or revoke licenses. We have obtained the necessary licenses or approvals from the appropriate tribal gaming commissions where we operate. While there can be no assurance that we will be able to do so, we anticipate that we will be able to obtain and maintain the licenses and approvals necessary for the conduct of our business.

         Our business may also be affected by state and federal regulations governing the gaming industry in general. Changes in the approach to regulation of casino gaming could affect the number of new gaming establishments in which it may provide cash access services.

COMPETITION

         We have focused to a large extent on providing cash access services to the gaming industry. In the cash access services market, we compete primarily with Global Cash Access, LLC, Cash & Win and Game Financial Corporation. Competition is based largely on price (i.e., fees paid to the casino from cash access service revenues), as well as on quality of service to casino customers and value-added features such as customer information provided to the casino. It is possible that new competitors may engage in cash access services, some of which may have greater financial resources. If we face significant competition, we may have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether we will be able to compete successfully against current and future competitors.

EMPLOYEES

         We currently have 49 full time employees, of which 39 employees are engaged in operations, two in sales and marketing, and eight in finance, administration and management functions.

         None of our employees are covered by a collective bargaining agreement, and we believe that we have a good relationship with our employees.

RISK FACTORS

         In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

         SIGNIFICANT EXPANSION OF OUR OPERATIONS MAY REQUIRE ADDITIONAL EXPENSES, AND THESE EFFORTS MAY STRAIN OUR MANAGEMENT, FINANCIAL AND OPERATIONAL RESOURCES.

         If we cannot effectively manage our growth, then our ability to provide services will suffer. Our reputation and our ability to attract, retain and serve our customers depends upon the reliable performance of our CCCA and POS Debit service, check & CreditPlus products, and ATMs, as well as our infrastructure and systems. We anticipate that we will expand our operations significantly in the near future, and further expansion will be required to address the anticipated growth in our user base and to capitalize on market opportunities. To manage the expected growth of our operations and personnel, we will need to improve our existing systems and implement new systems, procedures and controls. In addition, we will need to expand, train and manage an increasing employee base. We will also need to expand our finance, administrative and operations staff. Though historically we have managed our growth effectively, there is no guarantee we will be able to effectively manage our growth in the future. Our planned expansion in the near future will place, and we expect our future expansion to continue to place, a significant strain on our managerial, operational and financial resources. If we are unable to manage growth effectively or if we experience disruption during our expansion, then our business will suffer and our financial condition and results of operations will be seriously affected. In addition, though we have recently renewed our existing lines of credit, we will require additional financing in order to execute our expansion plans. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate our expansion plans.

         WE HAVE APPROXIMATELY $8,456,538 IN INDEBTEDNESS AND APPROXIMATELY $981,929 IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES. IF WE ARE UNABLE TO SATISFY THESE OBLIGATIONS, THEN OUR BUSINESS WILL BE ADVERSELY EFFECTED.

         As of March 31, 2004, we had indebtedness in the aggregate principal amount of approximately $8,456,538 and accounts payable and accrued expenses of approximately $957,889. Though our operating profits are sufficient to meet our current obligations under our credit facilities, if we become unable to satisfy these obligations, then our business will be adversely affected. Approximately $5 to 7 million from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations which have matured or will mature in the next twelve months and a portion of the net proceeds of any additional financing may be used to pay down accounts payable and accrued expenses. Certain of these obligations are secured by security interests in substantially all of our assets granted to the lender. Accordingly, if we are unable to satisfy these obligations, then our lender may sell our assets to satisfy the amounts due under these loans. Any such action would have an adverse effect on our business. In addition, due to our accumulated deficit of $10,224,394 as of March 31, 2004, our net losses and cash used in operations of $6,634,586 and $158,948, respectively, for the year ended March 31, 2004, our independent auditors have raised substantial doubt about our ability to continue as a going concern. While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow in fiscal year 2005 or at any time in the future.

         OUR BUSINESS IN CONCENTRATED IN THE GAMING INDUSTRY.

         Our business currently is concentrated in the casino gaming industry, and its plan of operation contemplates that it will continue to be focused on operations in casinos and other gaming locations. Accordingly, a decline in the popularity of gaming or the rate of expansion of the gaming industry, changes in laws or regulations affecting casinos and related operations or the occurrence of other adverse changes in the gaming industry, would have a material adverse effect on operations.

         MOST OF OUR AGREEMENTS WITH CASINOS ARE OF A SHORT DURATION AND MAY NOT BE RENEWED.

         Our agreements with casino operators typically have initial terms of one to five years, with renewal clauses. There can be no assurance that our contracts will be renewed. We rely principally on our relationships with the casino operators, rather than on the terms of our contracts, for the continued operation of our funds transfer services.

         In addition, we have entered into agreements with Indian tribes. Indian tribes in the United States generally enjoy sovereign immunity from lawsuits, similar to that of the United States government. The law regarding sovereign immunity is unsettled. Though some of our contracts provide for a limited waiver of immunity for the enforcement of our contractual rights, if any Indian tribe defaults and successfully asserts its right of sovereign immunity, our ability to recover our investment, or to originate and sell future Indian gaming transactions, could be materially adversely affected.

         WE FACE COLLECTION RISKS IN CASHING CHECKS PRESENTED BY CASINO PATRONS.

         Like all companies engaged in the funds transfer business, we face certain collection risks, especially with respect to check cashing services. We attempt to minimize collection risks by utilizing disciplined procedures in processing transactions. Nevertheless, our operations would be adversely affected by any material increase in aggregate collection losses. Though we have been effective in managing our credit risk in the past, we cannot predict whether we will incur significant losses with respect to our check cashing services in the future or whether such losses would have a material, adverse effect on our financial condition.

         WE ARE SUBJECT TO LICENSING REQUIREMENTS AND OTHER REGULATIONS.

         We are subject to licensing requirements and other regulations in many states and by Native American tribal entities. Regulators have significant discretion to deny or revoke licenses. If we are unable to obtain a license required to do business in a certain state or with a certain Native American tribe, or if such a license is revoked, there would be significant negative consequences, including possible similar action by other regulatory entities. In addition, government laws and regulations may include limitations on fees charged to consumers for cash access services. Changes in laws and regulations could have a material, adverse effect on our operations.

         THE EXERCISE OF STOCK OPTIONS AT PRICES BELOW THE MARKET PRICE OF OUR COMMON STOCK COULD CAUSE A DECREASE OR CREATE A CEILING ON THE MARKET PRICE OF OUR COMMON STOCK.

         The exercise of issued and outstanding stock options and warrants into 5,620,000 shares of our common stock at an estimated average exercise price of $.01 per share, will be below the market price of our common stock. The existence of these options may have a depressing effect on the market price of our common stock, and the exercise of these options, if accompanied by a sale of the shares of common stock issued on exercise, may result in a decrease in the market price of our common stock.

         OUR SUCCESS DEPENDS ON MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES.

         We believe that our ability to increase revenues, cash flow and profitability will depend, in part, upon continued market acceptance of our products and services, particularly our credit card cash advance products, POS Debit, CreditPlus, ATM and check cashing products. We cannot predict whether market acceptance of our existing products and services will continue or that our new products and services will receive any acceptance from the marketplace. Changes in market conditions in the gaming industry and in the financial condition of casino operators, such as consolidation within the industry or other factors, could limit or decrease market acceptance of our products and services. Most of our business is based on one to five year agreements with casino operators. We have been successful in renewing these agreements and in attracting new customers. However, insufficient market acceptance of our products and services could have a material, adverse effect on our business, financial condition and results of operations.

         WE MIGHT EXPAND THROUGH ACQUISITIONS, WHICH MAY CAUSE DILUTION OF OUR COMMON STOCK AND ADDITIONAL DEBT AND EXPENSES.

         Any acquisitions of other companies may result in potentially dilutive issuances of our equity securities and the incurrence of additional debt, all of which could have a material adverse effect on our business, results of operations and financial condition. We plan to seek acquisitions and joint ventures that will complement our services, broaden our consumer base and improve our operating efficiencies. Acquisitions involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of acquired companies, which could result in charges to earnings or otherwise adversely affect our operating results. There can be no assurance that acquisition or joint venture opportunities will be available, that we will have access to the capital required to finance potential acquisitions, that we will continue to acquire businesses or that any acquired businesses will be profitable.

         OUR SUCCESS WILL BE LARGELY DEPENDENT UPON OUR KEY EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL.

         Our success will be largely dependent upon the continued employment of our key executive officers and, particularly, our continued employment of Christopher M. Wolfington. The loss of Mr. Wolfington's services would have a material adverse effect on our operation. We believe that our continued success will depend to a significant extent upon the efforts and abilities of our executive officers and our ability to retain them. Although Mr. Wolfington has entered into an employment agreement with us, and owns approximately 81% of our issued and outstanding common stock on an as-converted basis, there is no assurance that Mr. Wolfington will continue his employment with us. In addition, we do not presently maintain insurance on the life of Mr. Wolfington. Although we believe that we would be able to locate a suitable replacement for Mr. Wolfington if his services were lost, we cannot assure you that we would be able to do so. In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical administrative personnel. Competition for highly talented personnel is intense and can lead to increased compensation expenses. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business.

         WE WILL BE IN COMPETITION WITH COMPANIES THAT ARE LARGER, MORE ESTABLISHED AND BETTER CAPITALIZED THAN WE ARE.

         The entertainment industry is highly competitive, rapidly evolving and subject to constant change. Our principal competitors in the credit/debit card cash advance area are Global Cash Access, LLC, Cash & Win and Game Financial Corporation. Many of our competitors have:

   o greater financial, technical, personnel, promotional and marketing resources;
   o  longer operating histories;
   o  greater name recognition; and
   o  larger consumer bases than us.

         We believe that existing competitors are likely to continue to expand their products and service offerings. Moreover, because there are few, substantial barriers to entry, we expect that new competitors are likely to enter the cash access services market and attempt to market financial products and services similar to our products and services, which would result in greater competition. We cannot be certain that we will be able to compete successfully with these new or existing competitors.

         THE HOLDERS OF OUR SERIES A PREFERRED STOCK HAVE REDEMPTION RIGHTS THAT, IF EXERCISED, WOULD REQUIRE US TO REDEEM OUR ISSUED AND OUTSTANDING SHARES OF SERIES A PREFERRED STOCK AND 2,500,000 ISSUED AND OUTSTANDING STOCK PURCHASE WARRANTS IN EXCHANGE FOR THE ISSUED AND OUTSTANDING COMMON STOCK OF MONEY CENTERS OF AMERICA, INC., THEREBY ELIMINATING A SIGNIFICANT PORTION OF OUR EXISTING OPERATIONS.

         The holders of our Series A Preferred Stock have redemption rights that, if exercised, would require us to redeem our issued and outstanding shares of Series A Preferred Stock and 2,500,000 issued and outstanding stock purchase warrants in exchange for the issued and outstanding common stock of Money Centers of America, Inc. Mr. Wolfington owns a majority of the issued and outstanding shares of our Series A Preferred Stock. If these redemption rights are exercised, we will lose a significant portion of our existing operations and our results of operations will decline. In addition, there would also be significant risk that our remaining operations would be eliminated as the vault cash lines of credit and debt that we incurred in connection with our acquisition of Available Money are guaranteed by Mr. Wolfington. These credit facilities could potentially go into default as a result of the exercise of the Series A Preferred redemption rights, which would leave us without the vault cash necessary to operate our remaining business. While we are currently working on a recapitalization plan that would eliminate the redemption rights of the Series A Preferred Stockholders prior to their expiration on September 30, 2004, there is no assurance that we will be able to reach an agreement on such recapitalization plan.

         SHARES OF OUR COMMON STOCK LACK A SIGNIFICANT TRADING MARKET.

         Shares of our common stock are not eligible for trading on any national or regional exchange. Our common stock is eligible for trading in the over-the-counter market on the Over-The-Counter Bulletin Board. This market tends to be highly illiquid, in part because there is no national quotation system by which potential investors can trace the market price of shares except through information received or generated by certain selected broker-dealers that make a market in that particular stock. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the Over-The-Counter Bulletin Board as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume.

         OUR SHARES OF COMMON STOCK ARE SUBJECT TO PENNY STOCK REGULATION.

         Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 which are not registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

   o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

   o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

   o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

   o  a toll-free telephone number for inquiries on disciplinary actions;

   o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

   o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

   o  the bid and offer quotations for the penny stock;

   o the compensation of the broker-dealer and its salesperson in the transaction;

   o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

   o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

         A PROPOSED PROVISION IN OUR ARTICLES OF INCORPORATION THAT WOULD REQUIRE 5% HOLDERS OF OUR COMMON STOCK TO CONSENT TO BACKGROUND CHECKS BY STATE AND NATIVE AMERICAN REGULATORS AND STATUTORY PROVISIONS TO WHICH WE ARE SUBJECT MAY HAVE THE EFFECT OF DETERRING POTENTIAL ACQUISITION PROPOSALS.

         Many of the regulatory authorities that approve our licensing and many of the Indian tribes with which we may do business perform background checks on our directors, officers and principal shareholders. As a consequence, we intend to amend our Articles of Incorporation to provide that a person may not hold 5% or more of our securities without first agreeing to:

   o  consent to a background investigation,

   o  provide a financial statement and

   o  respond to questions from gaming regulators and/or Indian tribes.

Stockholders holding less than 5% of our outstanding securities could also be subject to the same requirements. Such requirements could discourage acquisition of large blocks of our securities, could depress the trading price of our common stock and could possibly deter any potential purchaser of our company.

         Our directors may be subject to investigation and review by gaming regulators in jurisdictions where we are licensed or have applied for a license. Such investigation and review of our directors may have an anti-takeover effect.

         As a Nevada corporation, we are subject to an "anti-takeover" provision of Chapter 78 of the Nevada Revised Statutes. This provision and the power of the board of directors to issue additional securities may, in certain circumstances, deter or discourage takeover attempts and other changes in control of our company that are not approved by our board of directors.

         WE DO NOT INTEND TO PAY CASH DIVIDENDS ON OUR SHARES OF COMMON STOCK.

         The future payment of dividends will be at the discretion of our Board of Directors and will depend on our future earnings, financial requirements and other similarly unpredictable factors. For the foreseeable future, we anticipate that any earnings that may be generated from our operations will be retained by us to finance and develop our business and that dividends will not be paid to stockholders. Accordingly, the only income that our stockholders may receive will be derived from the growth of our stock price, if any.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters is located at 700 South Henderson Road, Suite 210, King of Prussia, Pennsylvania 19406 and occupies approximately 1,200 square feet of office space. These offices are located in a building owned by affiliates of our chief executive officer and this space has been provided at no cost. We are currently negotiating a lease that will require us to begin making market rate lease payments for the use of this office space. We anticipate that our future rent for this office space will be approximately $3,000 per month. We also have an equipment staging and technology office located in Golden Valley, Minnesota, and a product development office located in Boca Raton, FL. The current lease obligations for the Minnesota and Florida offices are approximately $738 per month and $3,450 per month, respectively. We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. If these premises were no longer available to us, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3.  LEGAL PROCEEDINGS

         On March 24, 2004, we filed a complaint in United States District Court for the District of Delaware against Equitex, Inc. and its wholly-owned subsidiary, Chex Services, Inc. d/b/a Fastfunds ("Chex"). In the complaint, we allege that Equitex and Chex committed numerous breaches of the terms of the November 3, 2003 Stock Purchase Agreement pursuant to which we were to have acquired Chex from Equitex, including (i) false representations and warranties related to terminated Chex casino contracts and over $600,000 in bad debts, (ii) material misrepresentations in SEC filings, (iii) entering into a material financing transaction in violation of the covenant not to enter into transactions outside the ordinary course of business, and (iv) failure to proceed in good faith toward closing, including notifying iGames that Equitex could not close on the transaction as structured. These breaches entitled us to terminate the Stock Purchase Agreement and receive a $1,000,000 termination fee and reimbursement of our transaction costs (estimated at over $750,000) from Equitex and Chex. Our complaint also states that Chex wrongfully and tortiously declared a default under the $2,000,000 promissory note that we issued to Chex in connection with our acquisition of Available Money, and that Equitex and Chex tortiously interfered with our relationship with our senior lender. We seek to recover the $1,000,000 termination fee and transaction costs together with significant damages that resulted from the defendants' breaches and tortuous conduct.

         On March 23, 2004, Equitex filed an action in Delaware state court concerning the same Stock Purchase Agreement at issue in the Delaware federal action that we filed, alleging that Equitex was entitled to terminate the Stock Purchase Agreement and receive a $1,000,000 termination fee and reimbursement of transaction costs. We removed this action to the Delaware federal district court. We are vigorously defending this action and believe that Equitex's and Chex's claims are unfounded. We have filed a counterclaim that restates the claims made in the federal action that we filed. We expect that the two Delaware federal actions will be combined into a single case.

         On March 15, 2004, Chex filed a complaint in the District Court of the State of Minnesota for the County of Hennepin against us alleging that we defaulted on interest payments on a $2,000,000 promissory note evidencing our obligation to repay a loan that Chex extended to us in connection with our acquisition of Available Money (the "Minnesota Complaint"). The Minnesota Complaint seeks payment of the principal balance of the loan and accrued interest thereon. Chex further alleged that we are liable to them for a penalty fee of $1,000,000 as the result of the alleged termination by Equitex of the November 3, 2003 Stock Purchase Agreement. We subsequently removed the Minnesota Complaint to the United States District Court for the District of Minnesota. On June 23, 2004, the United States District Court for the District of Minnesota transferred this action to the United States District Court for the District of Delaware. We anticipate that this action will be consolidated with the other actions listed above that are pending in to the United States District Court for the District of Delaware. We are vigorously defending this action, which is still in the pleadings stage, and believe that Chex's claims lack merit.

         In addition, we are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "IGME.OB".

MARKET INFORMATION

         Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board on October 14, 2002. The following table presents the high and low bid prices per share of our common stock as quoted for the years ended March 31, 2004 and March 31, 2003 which information was provided by NASDAQ Trading and Market Services. All amounts have been retroactively adjusted to reflect a 1-for-4 reverse stock split that occurred on December 11, 2003.

 Fiscal Year ended March 31, 2004
 -----------------------------------------------------------
 Quarter ended:                        High Bid      Low Bid
                                       --------      -------
      June 30, 2003                      3.72          1.80
      September 30, 2003                 3.04          1.60
      December 31, 2003                  1.60           .27
      March 31, 2004                     1.80           .56

 Fiscal Year ended March 31, 2003
 -----------------------------------------------------------
 Quarter ended:                        High Bid      Low Bid
                                       --------      -------
      December 31, 2002                  5.32          2.80
      March 31, 2003                     5.20          3.32


The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. On July 8, 2004, the closing bid price for our common stock was $.33 per share.

HOLDERS

         As of June 15, 2004 we had 43 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Florida Atlantic Stock Transfer.

DIVIDENDS

         To date, we have not declared or paid any cash dividends and do not intend to do so for the foreseeable future. Prior to our merger with Money Centers of America, Inc., Money Centers of America, Inc. paid dividends to its shareholders. In 2003, these dividends were approximately $200,000. We currently have a liability for declared but unpaid dividends of $25,000 that occurred prior to closing of the Money Centers of America, Inc. merger. In the future we intend to retain all earnings, if any, to finance the continued development of our business. Any future payment of dividends will be determined solely in the discretion of our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                  Number of
                                               securities to be
                                                 issued upon
                                                 exercise of          Weighted average         Number of securities
                                                 outstanding          exercise price of       remaining available for
                                              options, warrants     outstanding options,       future issuance under
                                                  and rights         warrants and rights     equity compensation plans
                                              -----------------     --------------------     -------------------------
Equity compensation plans approved by
security holders                                          0                 $0.00                            0

Equity compensation plans not approved
by security holders                               7,269,064                 $1.05                    6,817,500
                                              -----------------     --------------------     -------------------------

Total                                             7,269,064                 $1.05                    6,817,500

         There were no other securities authorized for issuance under equity compensation plans at March 31, 2004.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

         The following is a summary of transactions during the preceding three years involving sales of our securities that were not registered under the Securities Act of 1933. All share figures reflect the 1-for-4 reverse stock split that occurred on December 11, 2003.

         In July 2001, in connection with the organization, we issued an aggregate of 1,357,500 shares of common stock to our founders for total cash consideration of $23,000 in private transactions exempt from registration under the Securities Act in reliance on Section 4(2) of said act. Each of the founders was an accredited investor, had access to relevant information and provided suitable investment representations.

         Between August and November 2001, we sold 2,455,000 units in a private placement to 43 investors in an offering that was conducted in reliance on
Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. Each unit consisting of one quarter of a share of common stock and a common stock purchase warrant to purchase one quarter of a share of common stock at an exercise price of $4.00 per share expiring on December 31, 2005. We received gross proceeds of $1,227,500 in this offering. VFinance Investments, Inc. a broker-dealer, acted as our placement agent in this offering, and we issued VFinance Investments, Inc. an aggregate of 75,000 shares of common stock and common stock purchase warrants to purchase 30,688 shares of common stock at an exercise price of $4.00 per share expiring on December 31, 2005 as compensation for its services, and issued 6,250 shares of common stock to its legal counsel as compensation for their services in the offering. The issuances were made in reliance on Section 4(2) of the Securities Act. None of the foregoing warrants have been exercised as of the date hereof.

         In September 2001, we issued 5,000 shares of common stock to a former officer as compensation with a deemed value of $9,000 in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) thereunder.

         On March 1, 2002, we sold for $100,000 to a single investor a 10% convertible promissory note due September 1, 2002 in the principal amount of $100,000 pursuant to the exemption afforded by Section 4(2) of the Securities Act. The note is convertible into unregistered shares of common stock and common stock purchase warrants.

         In August 2002, we issued options to acquire 25,000 shares of our common stock to a consultant; such options are exercisable at $0.40 per share and expire three years from the grant date. We recognized $41,330 in non-cash compensation relating to the issuance of these options. Subsequently, in April 2003, we agreed with the consultant to cancel these options and to issue 25,000 shares of common stock as compensation for the services provided. These shares were valued at $71,000.

         In August 2002, we issued options to acquire 6,250 shares of our common stock to an employee; such options are exercisable at $0.40 per share and expire three years from the date of the grant. We valued these options at $10,333 or approximately $1.65 per option.

         In September 2002, we sold 375,000 units consisting of one share of its common stock and one warrant to purchase a share of common stock (exercisable at $4.00) for $2.00 per unit to seven investors. We received proceeds from this stock sale of $652,500, which is net of offering costs paid of $97,500. None of the foregoing warrants have been exercised as of the date hereof.

         In October 2002, a note of $150,000 was converted into 75,000 shares of our common stock.

         In October 2002, we issued 37,500 shares of its restricted common stock to one of our directors who provided both financial and marketing consulting services. Such shares were valued at the fair market value on the date of the grant. We recorded $172,500 in noncash compensation.

         In October 2002, 2,500 shares of our previously issued shares were cancelled.

         During the year ended March 31, 2003, we issued 300,000 shares of our common stock to employees and consultants for services rendered. Accordingly, we have recorded $772,000 ($2.00-$5.20 per share), net of deferred compensation of $62,500, in compensation to reflect the issuance of these shares.

         In February 2003, we issued 75,000 shares of our common stock for the patent right to our Table Slots product. The shares were valued at the approximate fair market value on the date of the agreement.

         In March 2003, we sold 1,030,000 units consisting of one quarter of a share of our common stock and a warrant to purchase one quarter of a share of common stock (exercisable at $1.50) for $0.50 per unit to eight accredited investors. We received proceeds from this stock sale of $448,050, which is net of offering costs paid of $66,950. Additionally, we issued 1,250 shares of its common stock as part of the offering costs of this capital raise. None of the foregoing warrants have been exercised as of the date hereof.

         In May 2003, we issued options to purchase 62,500 shares of our common stock at an exercise price of $2.04 per share to our former chief executive officer pursuant to the terms of his employment agreement. These options were issued under our stock option plan in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

         In June 2003, we sold 500,000 units to a single investor consisting of one quarter of a share of our common stock and a warrant to purchase one quarter of a share of common stock (exercisable at $1.00) for $0.50 per unit. We received proceeds from this stock sale of $235,000, which is net of offering costs paid of $15,000. None of the foregoing warrants have been exercised as of the date hereof.

         In June 2003, we issued 80,000 shares of our restricted common stock to consultants for services rendered. We valued these shares at $2.84 per share and recorded noncash compensation expense of $144,800. The amortization of deferred compensation resulted in a noncash compensation expense of $18,750 for the quarter June 30, 2003.

         In July 2003, we issued 62,500 shares of restricted common stock to our chief executive officer pursuant to the terms of his employment agreement. We valued these shares at $2.28 per share, the fair market value of our common stock on the date of grant.

         In October 2003, we sold 100,000 units to a single accredited investor consisting of one quarter of a share of our common stock and a warrant to purchase one half of a share of common stock (exercisable at $1.20) for $0.25 per unit. We received proceeds from this stock sale of $25,000. None of the foregoing warrants have been exercised as of the date hereof.

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

         Also, in November 2003, we issued options to purchase 62,500 shares of our common stock at an exercise price of $2.00 per share to our former chief executive officer pursuant to the terms of his employment agreement. These shares were issued pursuant to Section 4(2) of the Securities Act.

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

         On January 2, 2004, we issued 1,351,640 shares of our Series A Preferred Stock and warrants to purchase 2,500,000 shares of our common stock to the stockholders of Money Centers of America, Inc. pursuant to an Agreement and Plan of Merger dated November 26, 2003, in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 thereunder.

         In January 2004, we issued options to purchase 2,635,000 shares of our common stock to Christopher M. Wolfington and options to purchase an aggregate of 490,000 shares of our common stock to 16 of our employees and consultants under our stock option plan. The securities were issued in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

         Additionally, in January 2004, we issued 25,000 shares of our common stock to a consultant for services rendered. We valued these shares at a contemporaneous sales price on the date of issuance and recorded consulting expense of $30,000 or $1.20 per share. All of these shares were issued pursuant to Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

HISTORY

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

         The merger with Money Centers was accounted for as a reverse acquisition. Although we were the legal acquirer in the merger, Money Centers was the accounting acquirer since its shareholders acquired a majority ownership interest in our company. Consequently, the historical financial information included in the financial statements prior to January 2004 is that of Money Centers. All significant intercompany transactions and balances have been eliminated. We do not present pro forma information as the merger is a recapitalization and not a business combination.

         From inception until the acquisition of Money Centers, we were engaged in developing, marketing, and distributing gaming and security applications for the casino, hospitality, and entertainment industries. However, with the acquisition of Money Centers and Available Money, we have ceased these activities and have focused on the development and expansion of Money Centers' business.

         Money Centers was incorporated in the State of Delaware in 1997, but was inactive until 1999. Money Centers' business model is to be an innovator and industry leader in cash access and financial management services for the gaming industry. Within the funds transfer and processing industries there exists niche markets that are capable of generating substantial operating margins without the requirement to process billions of dollars in transactions that is the norm for the industry. We believe there is significant value to having a proprietary position in each phase of the transaction process in the niche markets where management has a proven track record. The gaming industry is an example of such a market and is currently where we derive the majority of our revenues. We have identified other markets with similar opportunities, however we have not executed any plans to exploit these markets at this time.

         From October 1999 until March 2001, Money Centers was a development company focusing on the completion of a Point of Sale ("POS") transaction management system for the gaming industry. In March 2001, Money Centers commenced operations with the launch of the POS system at the Paragon Casino in Marksville, LA. With the acquisition of Available Money, we currently provide services in 22 locations across the United States.

CURRENT OVERVIEW

         We are aggressively pursuing our integration and conversion plans relating to the merger and acquisition transactions completed in January 2004. As a result of these transactions, we have shifted our focus from our gaming and security applications business to our cash access services business. In fiscal 2004, we experienced significant write-offs of obsolete inventory and non-cash charges for impairment of intangible assets based on this change of business plan. These items contributed to our net loss in fiscal 2004 and we do not anticipate that these items will have any material effect on our operating results in fiscal 2005 or thereafter.

         Part of the anticipated benefits of our acquisition of Available Money will be derived from converting the processing of the Available Money cash services business over to the systems utilized by Money Centers. These conversions are timely and expensive, as they include the purchase of new ATM hardware. We anticipate that this conversion will cost us approximately $600,000 in fiscal 2005.

         Money Centers met or exceeded its projected transaction levels for fiscal 2004. The additional expenses incurred in January, February and March 2004 reflect the integration and conversion of the acquired or merged businesses into our business. We recently began executing our plan to reorganize our operational structure to accommodate the addition of Available Money's customers. This has resulted in a restructuring of management, certain layoffs and additions to the management and sales team.

         We generate revenues from transaction fees associated with each unique service we provide, including ATMs, credit card advances, POS Debit, check cashing, markers and various other financial instruments. We receive our fees from either the casino operator or the consumer who is requesting access to their funds. The pricing of each transaction type is determined by evaluating risk and costs associated with the transaction in question. Accordingly, our transaction fees have a profit component built into them. This is why the gaming industry, which is recognized for its high transaction volume, is such a lucrative market. Furthermore, reimbursement for electronic transactions are guaranteed by the credit or debit networks and associations that process the transactions as long as procedures are followed, thereby virtually eliminating trade accounts receivable.

         Companies providing cash access services to the gaming industry face some unique challenges and opportunities in the next ten years. Many companies in the industry have merged, been acquired or have recapitalized in order to capitalize on the trends identified in the gaming industry.

         Historically, providers of cash access services to the gaming industry recognized cash flow margins that were unmatched in the funds transfer and processing industries. Growing competition and the maturing of the market has resulted in a decline in these margins as companies have begun marketing their services based on price rather than innovation or value added services. This trend is highlighted by the number of companies that promote revenue growth and an increased account base but experience little increase in net income. This trend is magnified by the fact that the largest participant in the industry has close to 70% market share and has begun to forgo margin in order to retain business. Companies that can adapt to the changing market and can create innovative products and services stand at the forefront of new wave in revenue and profit growth.

         Substantially all gaming facilities provide ATM services, credit card cash advances, debit, and/or check cashing services to their customers. Services are typically outsourced and provided on an exclusive basis for an average of two to five years. Each year, approximately 400 accounts totaling $300 million in revenue are put out to bid. Currently there are five major companies, including us, that have proprietary systems to compete for this business. Although this market has matured from a pricing perspective, the demand for the services from the end user is still strong.

         Like most maturing markets, the companies that succeed are those that are capable of reinventing themselves and the markets they serve. We believe that smaller gaming properties will always look to have cash access services provided in the traditional manner. There are several major trends occurring in the gaming industry that will have a major impact on our industry and will determine which companies emerge as industry leaders:

      1. CONSOLIDATION OF MAJOR CASINO COMPANIES THAT WILL PUT PRESSURE ON OTHER MAJOR CASINO COMPANIES TO FOLLOW SUIT AND WILL PUT PRESSURE ON SMALLER CASINO COMPANIES TO FOCUS ON SERVICE AND VALUE ADDED AMENITIES IN ORDER TO COMPETE.

         The consolidation of the major gaming companies will make it difficult to continue to offer our services in the traditional manner. The economics are too compelling for the gaming operators not to consider internalizing these operations in order to generate additional revenue and profits to service the debt associated with the consolidation. We have prepared for this change and have already begun to offer our systems and services through the issuance of Technology and Use Agreements. Instead of outsourcing the cash services operations, we have begun to offer turn-key processing capabilities for internal use by the casino. This means casinos will license our technology so they can operate and maintain their own cash access services, including the addition of their merchant card processing. Our size makes us uniquely capable of adapting to this change. Though the license agreements do not have the same revenue potential as a traditional cash services contract, the net income derived from these agreements is higher, the user agreements are for a longer period of time and we do not have the same capital expenditures or vault cash requirements that we experience in performing traditional cash access services. Furthermore, our larger competitors have spent years trying to conceal the economic benefits of this type of offering because their large infrastructure is designed to only support an outsourced solution.

      2. TICKET IN-TICKET OUT TECHNOLOGY GROWTH EXCEEDING EXPECTATIONS.

         The first major casino company to remove coins from the casino floor was Caesars Palace in Atlantic City, NJ. Since then, slot machine manufacturers have developed a technology that prints and accepts bar-coded tickets at the slot machine instead of accepting or dispensing coins. It was originally anticipated that it would take 10-15 years for the industry to fully adopt this technology. It appears it may only take half this amount of time. This presents a problem to casino operators. They now have tens of thousands of bar-coded tickets a day that need to be redeemed for cash. This has paved the way for self-service ticket redemption technology so customers do not have to go to the casino cage in order to redeem their tickets. The initial ticket redemption machines placed in service have proven to be too big and too expensive. Most casino operators have to wait until budget season to appropriate the necessary funds in order to even consider the acquisition of the required equipment. We believe this functionality will ultimately reside on the ATM machine thus eliminating the requirement to purchase new equipment and eliminating the need to remove a slot machine to make room for a stand-alone ticket redemption device. We are developing technology that will allow ticket-redemption functionality on our cash access devices. There is still the problem of security with the bar-coded ticket, which is as good as cash. Many casino operators will refuse to allow vendors to handle the tickets for security and fraud concerns. This is an additional economic benefit of our plan to have the casino operator internalize their cash access services because only the casino's personnel will handle the tickets in the situations where they are licensing our services.

      3. EXECUTION OF LONG-TERM AND STABLE COMPACTS FOR INDIAN CASINOS IN NUMEROUS STATE JURISDICTIONS HAS MADE TRADITIONAL CAPITAL MORE READILY AVAILABLE PAVING THE WAY FOR A NEW WAVE OF EXPANSION AND THE RESULTING NEED FOR NEW SOURCES OF REVENUE AND CUSTOMER AMENITIES.

         Recent shortfalls in state budgets have brought the tribal and state governments together to execute long-term compacts that meet the financial needs of both parties. In recent years, California, Arizona, New Mexico and Wisconsin are just a few examples of this development. The added financial stability for Indian casinos has made traditional capital more readily available to tribes, leading many tribes to undertake expansion of casino facilities and operations.

         In order to support this expansion, Indian casino operators will seek new sources of revenues and new amenities to attract and retain more quality customers. One of the most critical customer amenities in casino operations is the availability of credit. Traditional gaming markets, such as Las Vegas and Atlantic City, rely on credit issuance for up to 40% of their revenues. These markets issue credit internally and rely on specialized credit reporting in their risk management decisions. Significant capital investment in technology is required for these transactions to be executed efficiently. However, within the $15 billion dollar Indian Gaming market there are virtually no credit services currently available. Approximately 26 of 29 states that have approved Indian Gaming do not allow the Tribes or their respective casinos to issue credit. The lack of credit play is also due to the lack of a third party credit issuer that is capable of facilitating the transactions. Our CREDIT PLUS platform allows Indian casinos to issue credit to players, providing Indian casinos with a guest amenity that is already widely accepted in traditional jurisdictions.

         Our Cash Services Host Program is uniquely aimed at capitalizing on the need for new profitable guest amenities. Where most guest amenities require additional expenses, this service helps the casino operator generate more revenues. This service allows customers to facilitate cash access transactions from the slot machine or gaming table. Our hosts are available to bring the transaction to the guest, which is viewed as a valuable customer amenity, while driving more money to the gaming floor for the casino operator.

         Organic growth through sales by internal salespeople is usually the most efficient and profitable growth strategy in the cash services business. Much of Money Centers' historical growth has occurred in this manner. We realize that recognizing industry trends is no assurance of success. We continue to view strategic acquisitions as part of our business plan to obtain the critical mass we believe is necessary to compete effectively in our industry.

         This parallel strategy of sales, acquisitions and product development is capital intensive and presents substantial risk. There is no guarantee that we will be able to manage all three strategies effectively.

         We believe that it is necessary to increase our working capital position so that we can capitalize on the profitable trends in the industry while maintaining and servicing our current customer base. A major risk to our business is that we utilize working capital for future growth at the expense of executing on our integration and conversion plans. This would result in substantially higher operating costs without the assurance of additional revenues to support such costs.

CRITICAL ACCOUNTING POLICIES

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

         CHECK CASHING BAD DEBT. The principal source of bad debts that we experience are due to checks presented by casino patrons that are ultimately returned by the drawer's bank for insufficient funds. We account for these check cashing bad debts on a cash basis. Fees charged for check cashing are recorded as income on the date the check is cashed. If a check is returned by the bank on which it is drawn, we charge the full amount of the check as a bad debt loss. If the check is subsequently honored by the bank, we recognize the amount of the check as a negative bad debt. This conservative accounting policy may at times overstate the impact of bad checks on our financial results, and adoption of a different accounting policy could have a material impact on our reported results.

         GOODWILL AND LONG-LIVED INTANGIBLE ASSETS. The carrying value of goodwill as well as other long-lived intangible assets such as contracts with casinos is reviewed if the facts and circumstances suggest that they may be impaired. With respect to contract rights in particular, which have defined terms, this will result in an annual adjustment based on the remaining term of the contract. If this review indicates that the assets will not be recoverable, as determined based on our discounted estimated cash flows over the remaining amortization period, then the carrying values of the assets are reduced to their estimated fair values in accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"). The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.

         We account for intangible assets as follows: licensing and patent agreements are stated at cost. The recoverability of the license and patent agreements is evaluated each year based upon management's expectations relating to the life of the technology and current competitive market conditions.

         STOCK BASED COMPENSATION. We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See New Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2004 vs. Fiscal Year Ended March 31, 2003

                                                FISCAL 2004 ($)      FISCAL 2003 ($)         CHANGE ($)
                                                ---------------      ---------------         ----------
Net Income (Loss)                                 (6,634,586)             451,036           (7,085,622)
Revenues                                           6,980,574            3,211,256            3,769,318
Operating Expenses                                 6,407,069            2,440,295            3,966,774
Selling, General and Administrative Expenses       6,398,542              796,807            5,601,735
Other Income (Expenses)                             (809,549)             476,882           (1,286,431)

         Our net loss increased in fiscal 2004 due to approximately $5,560,000 in non-cash compensation expenses incurred as a result of issuing options to purchase 3,120,000 shares of our common stock at a below market exercise price to employees and consultants, an approximate $418,000 loss on impairment of intangible assets and an approximate $131,000 write-off of obsolete inventory, both of which were incurred as a result of our decision to focus on our cash access services business and to cease pursuing our former plan of operations. We also experienced additional general and administrative expenses of approximately $650,000 related to our acquisition of Available Money, our merger with Money Centers and our terminated acquisition of Chex Services, Inc.

         Our revenues increased in fiscal 2004 due to Money Centers' addition of the Sycuan Casino as a customer, which resulted in approximately $4,000,000 in additional revenues and the acquisition of Available Money at the beginning of the fourth quarter of fiscal 2004, adding 91 ATM's at 18 locations throughout the United States. In addition, Money Centers experienced increased transaction volume. In calendar year 2003, Money Centers' POS system facilitated 892,915 transactions (75% increase over calendar year 2002) totaling $140,536,954 (44% increase over calendar year 2002) generating over $5.5 million in revenue (63% increase over calendar year 2002). Assuming no additional customer sales, for calendar year 2004 we are on pace to facilitate over 5.0 million transactions totaling over $578,000,000. Our results of operations and revenue growth exceeded expectations though our number of new accounts was lower than anticipated. We were successful in launching two major products that are essential to our future success; CreditPlus and our Cash Services Host Program, both of which are currently generating new revenues and profits.

         Our operating expenses increased in fiscal 2004 due to the transaction processing expenses and casino commissions related to the increase in our transaction volume. In addition, some of the new casino contracts provided for higher casino commissions than under our existing contracts. Also, based on our higher level of operations, we had 38 operations employees at the end of fiscal 2004 as compared to 23 operations employees at the end of fiscal 2003, which resulted in additional compensation and benefits expenses and non-cash compensation expense due to the grant of 270,000 options to these employees at below market interest rates.

         Our selling, general and administrative expenses increased in fiscal 2004 due to non-cash compensation expenses incurred as a result of issuing options to purchase 2,850,000 shares of our common stock at a below market exercise price to employees and consultants. The issuance of these securities was necessary in order to ensure the retention of our management team, the retention of Money Centers' key employees and the recruitment of our independent directors. We also experienced additional general and administrative expenses of approximately $650,000 for legal fees, accounting and auditing fees, travel and other expenses related to our acquisition of Available Money, our merger with Money Centers and our unsuccessful effort to acquire Chex Services, Inc.

         Our other expenses increased due to an approximate $418,000 loss on impairment of intangible assets and an approximate $131,000 write-off of obsolete inventory, both of which were incurred as a result of our decision to focus on our cash access services business and to cease pursuing our former plan of operations. In addition, we incurred additional interest expense due to higher interest rates charged by our senior lender and a larger amount of cash advanced under our vault cash lines of credit to provide the cash necessary to service our additional transaction volume. In fiscal 2003, our other income was due to a gain on forgiveness of indebtedness. A similar gain did not occur in fiscal 2004.

OFF-BALANCE SHEET ARRANGEMENTS

         There were no off-balance sheet arrangements during the fiscal year ended March 31, 2004 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

                                        FISCAL 2004     FISCAL 2003    $ CHANGE
                                        -----------     -----------    --------
Cash Flows From Operating Activities     (128,948)        792,090      (921,038)
Cash Flows From Investing Activities     (218,544)        (61,819)     (156,725)
Cash Flows From Financing Activities      502,155        (652,916)    1,115,071

         Net cash provided by operating activities decreased in Fiscal 2004 primarily due to our significant net loss offset by the write-off of obsolete inventory, our loss on impairment of intangible assets, our significant increase in non-cash compensation due to the grant of warrants and stock options at below market exercise prices and our increase in commissions payable, accounts payable and accrued expenses.

         Net cash used by investing activities increased in fiscal 2004 due to our purchase of property and equipment in connection with the Sycuan Casino contract and the purchase of intangible assets in connection with our acquisition of Available Money and our merger with Money Centers.

         Net cash provided by financing activities increased in fiscal 2004 due to our increase in notes payable, proceeds from lines of credit and loans payable, offset by dividends paid and increases in restricted cash.

         Our available cash equivalent balance at March 31, 2004 was approximately $232,000 and was approximately $2,148,000 at May 31, 2004. From inception through March 31, 2003, we raised an aggregate of approximately $2,500,000 in capital through the sale of our equity securities. In addition, we issued two 10% convertible promissory notes in the aggregate principal amount of $250,000 to one investor. In October 2002, this investor converted a $150,000 note into 300,000 shares of our common stock, and from July 2003 through December 2003, we repaid an additional $81,500 of this debt. We intend to repay the remaining principal balance of this note of $18,500 in fiscal 2005.

         In January 2004, we completed our merger with Money Centers and our acquisition of Available Money. Each of Money Centers and Available Money have established operations. In addition, Money Centers has an existing vault cash line of credit of $3,000,000. All of this line of credit is available to fund our vault cash needs. We must obtain the consent of the lender to use any of this line to fund our other operating expenses. Management believes that these sources of cash flow will be sufficient to fund our operations for at least the next twelve months.

         A significant portion of our existing indebtedness is associated with our line of credit of $3,000,000 with Mercantile Capital, L.P., which we use to provide vault cash for our operations. Vault cash is not working capital but rather the money necessary to fund the float, or money in transit, that exists when customers utilize our services but we have yet to be reimbursed from the Debit, Credit Card Cash Advance, or ATM networks for executing the transactions. Although these funds are generally reimbursed within 24-48 hours, due to the magnitude of our transaction volume, a significant amount of cash is required to fund our operations. Our vault cash loan accrues interest at the base commercial lending rate of Wilmington Trust Company of Pennsylvania plus 10.75% per annum on the outstanding principal balance, with a minimum rate of 15% per annum, and has a maturity date of May 31, 2005. Our obligation to repay this loan is secured by a first priority lien on all of our assets.

         We also have $6,000,000 of debt associated with our acquisition of Available Money. $2,000,000 of this indebtedness is payable in 1,470,589 shares of our common stock or cash to the previous shareholders of Available Money at our discretion. The terms of the Stock Purchase Agreement allow for certain purchase price adjustments associated with this indebtedness that may lower the actual amount we are required to pay. The actual amount paid will not be determined until certain events outlined in the Stock Purchase Agreement have materialized.

         An additional $2,000,000 of this indebtedness is a loan provided by Chex Services, Inc. We have filed suit against Chex Services regarding certain breaches to the term note evidencing our obligation to repay this loan and breaches to a Stock Purchase Agreement entered into by the parties in November 2003. It is our position that the damages we suffered as a result of the breaches by Chex Services, Inc. exceed the principal amount of this loan. We will continue to record this note as a liability until a judgment is rendered in the lawsuit.

         The final $2,000,000 of this indebtedness is a bridge loan provided by Mercantile Capital, L.P. This bridge loan accrues interest at an annual rate of 17% and has a maturity date of May 1, 2005. Our obligation to repay this loan is secured by a first priority lien on all of our assets. We intend to refinance this obligation in fiscal 2005. We paid a facility fee of $41,000 in connection with this loan.

         Though we anticipate our operating profits to be sufficient to meet our current obligations under our credit facilities, if we become unable to satisfy these obligations, then our business will be adversely affected as Mercantile Capital will execute its lien and sell our assets to satisfy any amount of outstanding indebtedness under our line of credit loan or our term loan that we are unable to repay.

         We also have a substantial amount of accounts payable and accrued expenses. To the extent that we are unable to satisfy these obligations as they come due, we risk the loss of services from our vendors and possible lawsuits seeking collection of amounts due.

         In addition, we have an existing obligation to redeem 37,500 shares of our common stock from an existing stockholder at an aggregate price of $41,250. This obligation arose in connection with our purchase of certain gaming software products for 75,000 shares of our common stock. In order to complete this transaction under these terms, our former management granted this stockholder the option to have 37,500 shares of his stock redeemed. This stockholder has elected to exercise this redemption option.

         We are also in the process of converting out all of the former Available Money ATMs that are presently processed by Fifth Third Bank and replacing them with new ATMs, which we will process through our own systems. As part of this process we will replace all of the ATMs at the locations that Available Money presently provides ATM service. Under the agreement with Fifth Third Bank, Fifth Third Bank recognized all revenues and expenses from these ATMs, and Available Money recognized only its share of net income generated by these ATMs. Following this conversion. We will recognize all revenues and expenses from the ATMs, resulting in increased revenues and operating expenses of approximately $9,800,000 and $8,200,000, respectively, per year. We anticipate that this conversion will cost approximately $600,000 to complete in fiscal 2005. As we plan to process all transactions at these ATMs, we will recognize all fees generated as revenues. If we did not convert these ATM's and allowed their transactions to be processed by a third party, then we would only be permitted to record the fees net of processing costs as revenues.

         Our goal is to change the way our customers view cash access services through transforming the way casinos find, serve and retain their customers. We will strive to make our customers the best they can be by continuing to grow and improve everything we do. We require significant capital to meet these objectives. Our capital requirements are as follows:

      o Equipment: Each new account requires hardware at the location level and some additions to network infrastructure at our central server farm.

      o Vault Cash: All contracts in which we provide full service money centers and ATM accounts for which we are responsible for cash replenishment require vault cash. Vault cash is the money necessary to fund the float that exists when we pay money to patrons but have yet to be reimbursed from the Debit, Credit Card Cash Advance, or ATM networks for executing the transactions.

      o Acquisition Financing: We presently have little to no cash for use in completing additional acquisitions. To the extent that we cannot complete acquisitions through the use of our equity securities, we will need to obtain additional indebtedness or seller financing in order to complete such acquisitions.

      o Working Capital: We will require substantial working capital to pay the costs associated with our expanding employee base and to service our growing base of customers.

      o Technology Development: We will continue to incur development costs related to the design and development of our new products and related technology. We presently do not have an internal staff of engineers or software development experts and intend to outsource this function.

We are actively seeking various sources of growth capital and strategic partnerships that will assist us in achieving our business objectives. We are also exploring various potential financing options and other sources of working capital. There is no assurance that we will succeed in finding additional sources of capital on favorable terms or at all. To the extent that we cannot find additional sources of capital, we may be delayed in fully implementing our business plan.

         The holders of our Series A Preferred Stock have redemption rights that, if exercised, would require us to redeem our issued and outstanding shares of Series A Preferred Stock and 2,500,000 issued and outstanding stock purchase warrants in exchange for the issued and outstanding common stock of Money Centers of America, Inc. If these redemption rights are exercised, we will lose a significant portion of our existing operations and our results of operations will decline. In addition, there would also be significant risk that our remaining operations would be eliminated as the vault cash lines of credit and debt that we incurred in connection with our acquisition of Available Money are guaranteed by the majority holder of the Series A Preferred Stock. These credit facilities could potentially go into default as a result of the exercise of the Series A Preferred redemption rights, which would leave us without the vault cash necessary to operate our remaining business. While we are currently working on a recapitalization plan that would eliminate the redemption rights of the Series A Preferred Stockholders prior to their expiration on September 30, 2004, there is no assurance that we will be able to reach an agreement on such recapitalization plan.

         We do not pay and do not intend to pay dividends on our common stock. We believe it to be in the best interest of our stockholders to invest all available cash in the expansion of our business. We presently have a liability for dividends payable of $25,000 related to dividends declared by Money Centers prior to our merger that have not yet been paid.

         Due to our accumulated deficit of $10,224,394 as of March 31, 2004, our net losses and cash used in operations of $6,634,586 and $158,948, respectively, for the year ended March 31, 2004, our independent auditors have raised substantial doubt about our ability to continue as a going concern. While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow in fiscal year 2005 or at any time in the future.

ITEM 7.  FINANCIAL STATEMENTS

         Our consolidated financial statements for Fiscal Years 2004 and 2003 and footnotes related thereto are included within Item 13(a) of this report and may be found at pages F-1 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of March 31, 2004, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher M. Wolfington, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Wolfington concluded that our disclosure controls and procedures are effective.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

         CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out this evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16 (A) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and positions of our directors and executive officers and executive officers of our major operating subsidiaries as of June 15, 2004.

         Name                        Age   Current Position(s) with Company
         ----                        ---   --------------------------------

         Christopher M. Wolfington   39    Chairman of the Board of Directors,
                                           Chief Executive Officer and President

         Jeremy Stein                36    Director

         Barry R. Bekkedam           37    Director

         Wayne A. DiMarco            38    Director

All directors serve until their successors are duly elected and qualified. Vacancies in the Board of Directors are filled by majority vote of the remaining directors. The executive officers are elected by, and serve at the discretion of the Board of Directors.

         A brief description of the business experience during the past five years of our director, our executive officers and our key employees is as follows:

         CHRISTOPHER M. WOLFINGTON - Chairman, Chief Executive Officer, President and Treasurer. Mr. Wolfington has been in the financial services industry for approximately 16 years. He has been the Chairman of Money Centers since its inception. From 1991 to 1994 he was a partner in The Stanley Laman Group, a firm providing investment, insurance, mergers, acquisition, and planning services to companies nationwide. From 1995 to 1998 he was President of Casino Money Centers, a subsidiary of CRW Financial, Inc. Mr. Wolfington received a Bachelor of Arts degree in Communications and Business from the University of Scranton.

         JEREMY STEIN - Secretary and Director. Mr. Stein served as President and Chief Executive Officer and a director of iGames from June 2002 until January 2004, and as President, Secretary and a director of iGames since January 2004. Mr. Stein has also served as the Chief Executive Officer of IntuiCode, LLC, a software development company, since 2000 and as a senior software engineer with Mikohn Gaming Corporation, where he worked until 2001. Prior thereto, he was a senior software engineer and director of Progressive Games, Inc. from 1995 to 1998 and the Chief Technical Officer of Emerald System, Inc. from 1993 to 1995. Mr. Stein studied computer science at Virginia Tech. See "Related Party Transactions."

         BARRY BEKKEDAM - Director. Mr. Bekkedam has served as a member of our board of directors since January 2004. Mr. Bekkedam is the chairman of the board of directors and chief executive officer of Ballamor Capital Management, Inc., an investment advisory firm located in Wayne, Pennsylvania that he founded in 1997. Ballamor Capital Management, Inc. is an objective investment advisory firm that provides consultative services to families and individuals of wealth. Mr. Bekkedam received a Bachelors of Science in Accounting from the College of Commerce and Finance at Villanova University.

         WAYNE DIMARCO - Director. Mr. DiMarco has served as a member of our board of directors since January 2004. Mr. DiMarco is the president of P. DiMarco & Co., Inc., a privately owned highway and heavy construction site development company based in King of Prussia, Pennsylvania. Mr. DiMarco received a Bachelors of Science in Civil Engineering from Lehigh University.

         There are no family relationships among any of our directors or executive officers.

         AUDIT COMMITTEE

         The Audit Committee oversees our processes of accounting and financial reporting and provides oversight with respect to our audits and financial statements. In this role, the Audit Committee reviews the professional services provided by our independent accountants and the independence of the accounting firm from our management. The Audit Committee also reviews the scope of the audit performed by our independent accountants, our annual financial statements, our systems of internal accounting controls and other matters with respect to the accounting, internal auditing and financial reporting practices and procedures as it finds appropriate or as may be brought to its attention. The Audit Committee is comprised of Messrs. Bekkedam and DiMarco, each of whom is independent as defined by the requirements of The Nasdaq Stock Market and the rules and regulations of the Securities and Exchange Commission. We do not presently have a member of our audit committee that qualifies as an "audit committee financial expert" under the SEC's rules. We are presently conducting a search for additional independent directors; at least one of whom we anticipate will meet the requirements of an audit committee financial expert. The Audit Committee did not meet in fiscal 2004 but has met twice in fiscal 2005 with respect to the review of our annual financial statements for fiscal 2004.

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.

         Prior to January 2, 2004, the date of the merger, Jeremy Stein had one late filing of a Form 4. Pursuant to his employment agreement, Mr. Stein received 250,000 shares of common stock on July 8, 2003 and did not file his Form 4 until October 27, 2003. Based on our review of Forms 3 and 4 filed with the Securities and Exchange Commission, we do not believe that any of the other Reporting Persons had delinquent filings pursuant to Section 16(a) of the Securities Exchange Act.

         CODE OF ETHICS

         We have adopted a code of ethics that applies to our executive officers, all other employees and each member of our Board of Directors. Our Board of Directors adopted the code of ethics in June 2004. We will provide a copy of our code of ethics to any person without charge, upon request. The request should be made in writing and addressed to Christopher M. Wolfington, iGames Entertainment, Inc., 700 South Henderson Road, Suite 210, King of Prussia, Pennsylvania 19406. Additionally, our code of ethics is included as an exhibit to this Annual Report on Form 10-KSB. We intend to disclose any amendments or waivers to our code of ethics on our website, which is located at www.igamesentertainment.com.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth compensation paid or accrued during the fiscal year ended March 31, 2004 ("Fiscal 2004") and the fiscal year ended March 31, 2003 ("Fiscal 2003") to our Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executives").

                                            SUMMARY COMPENSATION TABLE
                                                                                                      Long-Term
                                                                                                     Compensation
                                                                    Annual Compensation                 Awards
                                                       ------------------------------------------    ------------
                                        Fiscal Year                                                   Number of
                                           Ended                                     Other Annual     Shares or
Name and Principal Position              March 31        Salary          Bonus       Compensation      Options
-------------------------------------   -----------    -----------    -----------    ------------    ------------
Christopher M. Wolfington, Chairman,       2004        $ 90,429       $200,000         $ 14,051      2,635,000(2)
Chief Executive Officer, President(1)

Jeremy Stein, President(3)                 2004        $115,750       $  8,000(4)      $      0        125,000(5)
                                           2003        $ 50,000(6)    $      0         $      0         62,500(7)

______________

(1) Mr. Wolfington was appointed our Chairman, Chief Executive Officer and President on January 2, 2004, effective upon the consummation of our acquisition of Money Centers of America, Inc. Prior to that date, he was President of Money Centers of America, Inc., a position he still holds. All compensation figures are for the period commencing January 2, 2004.

(2) Pursuant to his employment agreement Mr. Wolfington received options to purchase 2,635,000 shares of Common Stock.

(3) Mr. Stein served as our Chief Executive Officer, President and a director from April 31, 2002 until January 2, 2004, and as Secretary, Treasurer and a director thereafter.

(4) This bonus was not paid as of March 31, 2004 and was recorded as an accrued expense at that time.

(5) Pursuant to his employment agreement Mr. Stein received options to purchase 62,500 shares of our common stock at an exercise price of $2.04 per share and options to purchase 62,500 shares of our common stock at an exercise price of $2.00 per share in Fiscal 2004.

(6) Mr. Stein began taking salary as of November 1, 2002 at the rate of $120,000 per annum.

(7) Pursuant to his employment agreement Mr. Stein received a grant of 62,500 shares of our common stock on the effective date of his employment agreement.

         OPTION GRANTS FOR THE FISCAL YEAR ENDED MARCH 31, 2004

         Pursuant to his employment agreement, Mr. Wolfington received grants of options to purchase an aggregate of 2,635,000 shares of our common stock in Fiscal 2004. Each of these options has an exercise price of $.01 per share and is exercisable for a period of ten years from the date of grant. These grants represent approximately 90.6% of the options granted to our employees in fiscal 2004.

         Pursuant to his employment agreement, in Fiscal 2004 Mr. Stein received grants of options to purchase 62,500 shares of our common stock at an exercise price of $2.04 per share and options to purchase 62,500 shares of our common stock at an exercise price of $2.00 per share. These grants represent approximately 4.3% of the options granted to our employees in fiscal 2004.

         The following table sets forth information concerning year-end option values for Fiscal 2004 for the executive officers named in our Summary Compensation Table above.

                                FISCAL YEAR END OPTION VALUES
                                                                  Value of Unexercised
                                Number of Unexercised             In-the-Money Options
                              Options at Fiscal Year End           at Fiscal Year End
                             -----------------------------    ------------------------------
          Name               Exercisable     Unexercisable     Exercisable     Unexercisable
-------------------------    ------------    -------------    -------------    -------------
Christopher M. Wolfington    2,635,000(1)          0          $1,449,250(2)          $0
Jeremy Stein                   125,000(3)          0                  $0(2)          $0

______________

(1) Consists of options to purchase 2,635,000 shares of our common stock at an exercise price of $.01 per share.

(2)  Based on a closing sales price of $.56 per share on March 31, 2004.

(3) Consists of options to purchase 62,500 shares of our common stock at an exercise price of $2.04 per share and 62,500 shares of our common stock at an exercise price of $2.00 per share.

         LONG TERM INCENTIVE PLANS

         We currently do not have any long-term incentive plans.

         COMPENSATION OF DIRECTORS

         Our directors who are also employees do not receive any additional consideration for serving on our board of directors. Our outside directors, who are not employees, receive $2,500 for each meeting of the board of directors or any committee thereof that they attend. In addition, our outside directors will receive an initial grant of 25,000 shares of restricted stock that vest in accordance with a schedule determined by our chief executive officer and annual grants of options to purchase 25,000 shares of our common stock at an exercise price equal to the closing sales price of our common stock on the date of grant.

         EMPLOYMENT AGREEMENTS

         In November 2002 we entered into an employment agreement with Mr. Stein. As there is no term to this agreement, Mr. Stein is an employee at-will. Mr. Stein's compensation is $120,000 per annum with any increases subject to review and approval by our Board of Directors. Pursuant to his employment agreement, Mr. Stein is entitled to participate in all health and other benefits programs that cover substantially all of the Company's employees. On the date he entered into the employment agreement, Mr. Stein was granted options to purchase 250,000 shares of common stock at an exercise price equal to the closing bid price on the date of grant. In addition, every six months during the term of his employment agreement, Mr. Stein is entitled to receive an additional grant of options to purchase 62,500 shares of common stock (split-adjusted) with an exercise price equal to the closing bid price of the Company's common stock on the date of grant.

         In January 2004, we entered into a five-year employment agreement with Christopher M. Wolfington, our Chairman, President and Chief Executive Officer. In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors) (the "Base Salary"), Mr. Wolfington's employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar year (the "Guaranteed Bonus") and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus"). Pursuant to his employment agreement, Mr. Wolfington is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement. In addition, Mr. Wolfington received options to purchase 760,000 shares of our common stock at an exercise price of $.01, which are immediately vested, and options to purchase 1,875,000 shares our common stock at an exercise price of $.01, which have vested due to the issuance of a commitment letter by Mercantile Capital, L.P. to refinance our vault cash and working capital financing. In addition, we have agreed to grant Mr. Wolfington options to purchase an aggregate of 3,530,780 shares of our common stock, which shall vest upon our achievement of certain cash flow objectives in 2004 to be defined by the Board of Directors. The Board of Directors have not yet defined these objectives and we have not yet granted these options to Mr. Wolfington. In the event there is a change of control after which Mr. Wolfington is asked to relocate his principal business location more than 35 miles, his duties are significantly reduced from the duties he had immediately prior to the change of control or there is a material reduction in his Base Salary in effect immediately prior to the change of control and, as a result of any of the foregoing, Mr. Wolfington resigns his employment hereunder within one year after the date of the change of control, then Mr. Wolfington shall be entitled to receive as severance payments, his Guaranteed Bonus, his Base Salary and his insurance benefits for a period equal to the greater of the initial term of the agreement or 24 months from the date of the termination or cessation of Mr. Wolfington's employment. For purposes of Mr. Wolfington's employment agreement, a change of control occurs if we sell all or substantially all of our assets or if shares of our capital stock representing more than 50% of the votes which all stockholders are entitled to cast are acquired, by purchase, merger, reorganization or otherwise) by any person or group of affiliated persons not an affiliate of iGames at the time of such acquisition.

         REPRICING OF OPTIONS

         We have not adjusted or amended the exercise price of any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

INFORMATION AS TO OWNERSHIP OF COMMON STOCK BY OFFICERS, DIRECTORS AND OWNERS OF 5% OR MORE OF OUR COMMON STOCK

         The following table sets forth, as of June 15, 2004, certain information with respect to beneficial ownership of our common stock as of June 15, 2004 by:

      o each person known to us to be the beneficial owner of more than 5% of our common stock;

      o  each of our directors;

      o  each of our executive officers; and

      o  all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of June 15, 2004, 4,053,804 shares of our common stock were issued and outstanding.

                                                                AMOUNT AND NATURE OF
  NAME OF BENEFICIAL OWNER (1)             POSITION           BENEFICIAL OWNERSHIP (1)      PERCENTAGE OF CLASS
  ----------------------------             --------           ------------------------      -------------------
Christopher M. Wolfington              President, Chief            5,030,000 (2)(3)                55.4%
700 South Henderson Road              Executive Officer,
King of Prussia, PA 19406               Chairman of the
                                             Board

Jeremy Stein                               Director                  267,500 (4)                    6.4%
301 Yamato Road, Suite 2199
Boca Raton, FL 33431

Michele Friedman                       Beneficial Owner              985,000                       24.3%
17621 Circle Pond Court
Boca Raton, FL 33496

Wayne DiMarco                              Director                   45,000 (5)                    1.1%
131 East Church Road
King of Prussia, PA 19406

Barry Bekkedam                             Director                   20,000 (6)                     *
1200 Liberty Ridge Drive
Suite 340
Wayne, PA 19087

Bomoseen Associates, L.P. (7)          Beneficial Owner              518,750 (8)                   12.0%
1 PPG Plaza, Suite 2970
Pittsburgh, PA 15222

Theodore Stern (7)                     Beneficial Owner              535,000 (9)                   12.4%
1 PPG Plaza, Suite 2970
Pittsburgh, PA 15222
                                      ------------------      ------------------------      -------------------
All Executive Officers and
Directors as a group (4 persons)                                   5,237,500                       58.0%


(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2) Does not include shares of common stock issuable upon conversion of issued and outstanding shares of Series A Convertible Preferred Stock as these shares are not presently convertible and it is not presently contemplated that these shares will be convertible within the next 60 days. These shares are convertible into 12,435,090 shares of our common stock under certain circumstances. If Mr. Wolfington elects to convert these shares of Series A Convertible Preferred Stock, then he will own approximately 81.2% of our issued and outstanding shares of common stock.

(3) Includes currently exercisable options to purchase 2,635,000 shares of Common Stock and currently exercisable warrants to purchase 2,395,000 shares of Common Stock.

(4) Includes currently exercisable options to purchase 62,500 shares of Common Stock at an exercise price of $2.04 per share and currently exercisable options to purchase 62,500 shares of Common Stock at an exercise price of $2.00 per share.

(5) Includes currently exercisable options to purchase 20,000 shares of Common Stock.

(6) Includes currently exercisable options to purchase 20,000 shares of Common Stock.

(7) Theodore Stern exercises voting and dispositive control over the shares owned by Bomoseen Associates, L.P.

(8) Includes currently exercisable warrants to purchase 256,250 shares of Common Stock.

(9) Includes currently exercisable warrants to purchase 256,250 shares of Common Stock owned by Bomoseen Associates, L.P. and currently exercisable warrants to purchase 16,250 shares of Common Stock owned by Mr. Stern individually.

INFORMATION AS TO OWNERSHIP OF SERIES A PREFERRED STOCK BY OFFICERS, DIRECTORS AND OWNERS OF 5% OR MORE OF OUR SERIES A PREFERRED STOCK

         The following table sets forth, as of June 15, 2004, certain information with respect to beneficial ownership of our Series A Preferred Stock as of June 15, 2004 by:

      o each person known to us to be the beneficial owner of more than 5% of our common stock;

      o  each of our directors;

      o  each of our executive officers; and

      o  all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our Series A Preferred Stock beneficially owned by them. As of June 15, 2004, 1,351,640 shares of our Series A Preferred Stock were issued and outstanding.

                                    AMOUNT AND NATURE OF
   NAME OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP (1)  PERCENTAGE OF CLASS
   -------------------------       ------------------------  -------------------
Christopher M. Wolfington                1,243,509(2)              92.0%
700 South Henderson Road
King of Prussia, PA 19406
                                   ------------------------  -------------------
All Executive Officers and
Directors as a group (4 persons)         1,243,509                 92.0%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2) Includes 270,328 shares of Series A Preferred Stock owned by the 2003 Grantor Retained Annuity Trust of Christopher M. Wolfington. Does not include 54,066 shares of Series A Preferred Stock owned by the 2003 Irrevocable Trust of Christopher M. Wolfington as Mr. Wolfington is not the beneficial owner of such securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         We have engaged IntuiCode, LLC to provide software development services to us. During the fiscal year ended March 31, 2003, we paid IntuiCode approximately $88,250, and during the fiscal year ended March 31, 2004 we paid IntuiCode approximately $117,000 plus reimbursement of $7,154 in expenses. We acquired the rights to the Protector(TM) from IntuiCode, and paid aggregate royalties to IntuiCode of approximately $40,965 for the year ended March 31, 2003 and $82,581 for the year ended March 31, 2004. Jeremy Stein, a member of our board of directors, is also the Chief Executive Officer and the holder of a significant minority percentage of the outstanding membership interests of IntuiCode. We believe the terms of IntuiCode's engagement are at least as fair as those that we could have obtained from unrelated third parties in arms-length negotiations. In addition, during the year ended March 31, 2004, we extended short-term loans in the aggregate principal amount of $63,000 to IntuiCode. These loans are due on demand.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following Exhibits are filed as part of this report.

 Exhibit
 Number  Description
 ------- -----------

   3.1 Articles of Incorporation of iGames Entertainment, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2 filed on January 18, 2002).

   3.2 By-laws of iGames Entertainment, Inc. (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form SB-2 filed on January 18, 2002).

   3.3 Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 of Amendment No. 1 to our Registration Statement on Form SB-2 filed on March 8, 2002).

   4.1   Form of Specimen Stock Certificate (incorporated by reference to
         Exhibit 4.2 to the Registration Statement on Form SB-2 filed on January 18, 2002).

   4.2 Certificate of Designation of Series A Preferred Stock of iGames Entertainment, Inc. (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K/A filed on March 15, 2004).

  10.1 Amended and Restated Agreement and Plan of Merger By and Among Money Centers of America, Inc., Christopher M. Wolfington, iGames Entertainment, Inc., Michele Friedman, Jeremy Stein and Money Centers Acquisition, Inc., dated as of December 23, 2003 (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on January 20, 2004).

  10.2 Stock Purchase Agreement For the Acquisition of Available Money, Inc. By iGames Entertainment, Inc., from Helene Regen and Samuel Freshman dated January 6, 2004 (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on January 21, 2004).

  10.3 Loan and Security Agreement by and between iGames Entertainment, Inc. and Mercantile Capital, L.P. dated November 26, 2003 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003 filed on February 17, 2004).

  10.4 Demand Note payable to the order of Mercantile Capital, L.P. in the principal amount of $250,000 dated November 26, 2003 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003 filed on February 17, 2004).

  10.5   Amended and Restated 2003 Stock Incentive Plan (filed herewith).

  10.6 Employment Agreement dated as of January 2, 2004 by and between iGames Entertainment, Inc. and Christopher M. Wolfington (filed herewith).

  10.7 Term Loan Note in the principal amount of $4,000,000 dated January 6, 2004 issued to Chex Services, Inc. (filed herewith).

    14   Code of Ethics (filed herewith).

    21   Subsidiaries of iGames Entertainment, Inc. (filed herewith).

  31.1 Certification dated July 12, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer (filed herewith).

  32.1 Certification dated July 12, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer (filed herewith).

         (b) CURRENT REPORTS ON FORM 8-K

         On January 20, 2004, we filed a Current Report on Form 8-K reporting our merger with Money Centers of America, Inc.

         On January 21, 2004, we filed a Current Report on Form 8-K reporting our acquisition of Available Money, Inc.

         On March 15, 2004, we filed an amendment to the Current Report on Form 8-K that we filed on January 20, 2004 to provide the financial statement information for Money Centers required by Items 7(a) and 7(b) of Form 8-K.

         On March 17, 2004, we filed an amendment to the Current Report on Form 8-K that we filed on January 21, 2004 to provide the financial statement information for Available Money required by Items 7(a) and 7(b) of Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES

         During Fiscal 2004, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $49,500. During Fiscal 2003, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $14,500.

         AUDIT-RELATED FEES

         During Fiscal 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

         TAX FEES

         During Fiscal 2004, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $2,500. During Fiscal 2003, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $2,500. These services consisted of preparation of corporate tax returns and state and federal tax planning.

         ALL OTHER FEES

         During Fiscal 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above. During Fiscal 2003, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

         AUDIT COMMITTEE APPROVAL

         The Audit Committee pre-approves all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. The Audit Committee shall pre-approve any additional audit services and permissible non-audit services. All "Audit Fees" and "Tax Fees" set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy.

                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Independent Auditors' Report.................................................F-1

Consolidated Balance Sheet...................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statement of Stockholders' Deficit..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
iGames Entertainment, Inc.


We have audited the accompanying consolidated balance sheet of iGames Entertainment, Inc. and its subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of iGames Entertainment, Inc. as of March 31, 2004, and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has an accumulated deficit of $10,224,394 as of March 31, 2004 and had net losses and cash used in operations of $6,634,586 and $158,948, respectively, for the year ended March 31, 2004. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/Sherb & Co., LLP

                                        Certified Public Accountants

New York, New York
June 23, 2004
                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

                                     ASSETS

Current assets:
  Cash and cash equivalents .....................................  $    232,018
  Restricted cash ...............................................       943,241
  Accounts receivable ...........................................       894,218
  Loan receivable - related party ...............................        63,000
  Prepaid expenses and other current assets .....................       191,445
                                                                   ------------
   Total current assets .........................................     2,323,922

Property and equipment, net .....................................       425,221

Goodwill ........................................................     3,831,104

Intangible assets, net ..........................................     1,949,693

Deferred financing costs ........................................       130,596
                                                                   ------------
                                                                   $  8,660,536
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable ..............................................  $    656,300
  Accrued expenses ..............................................       325,621
  Current portion of capital lease ..............................        17,055
  Loans payable .................................................     2,000,000
  Notes payable .................................................     2,883,083
  Lines of credit ...............................................       773,859
  Due to officer ................................................       100,000
  Commissions payable ...........................................       358,299
                                                                   ------------
   Total current liabilities ....................................     7,114,217

Long-term liabilities:
  Capital lease, net of current portion .........................        43,325
  Notes payable, net of current portion .........................     1,135,417
  Lines of credit, net of current portion .......................     1,664,179
                                                                   ------------
   Total long-term liabilities ..................................     2,842,921

Stockholders' deficit:

  Preferred stock; $.001 par value, 5,000,000 shares authorized
   1,351,640 shares issued and outstanding ......................         1,351
  Common stock; $.004 par value, 50,000,000 shares authorized
   4,053,804 shares issued and outstanding ......................        16,215
  Additional paid-in capital ....................................     8,910,226
  Accumulated deficit ...........................................   (10,224,394)
                                                                   ------------
   Total stockholders' deficit ..................................    (1,296,602)
                                                                   ------------

                                                                   $  8,660,536
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                  iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             YEARS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------

Revenues ...........................................  $ 6,980,574   $ 3,211,256

Operating expenses .................................    6,407,069     2,440,295
                                                      -----------   -----------

Gross Profit .......................................      573,505       770,961

Selling, general and administrative expenses .......    6,398,542       796,807
                                                      -----------   -----------

Loss from operations ...............................   (5,825,037)      (25,846)

Other income (expenses):

Gain on forgiveness of debt ........................            -       494,470
Interest expense, net ..............................     (264,049)      (17,588)
Inventory write-down ...............................     (130,883)            -
Loss on impairment of intangibles ..................     (417,880)            -
Gain on disposal of property and equipment .........        3,263             -
                                                      -----------   -----------
                                                         (809,549)      476,882
                                                      -----------   -----------

Net income (loss) ..................................  $(6,634,586)  $   451,036
                                                      ===========   ===========

Net income (loss) per common share basic and diluted  $     (1.77)  $      0.14
                                                      ===========   ===========

Weighted Average Common Shares Outstanding
  -Basic and Diluted ...............................    3,746,273     3,176,250
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                                     iGAMES ENTERTAINMENT, INC.

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                         Series A
                                     Preferred Stock      Common Stock
                                    ($.001 par value)   ($.004 par value)    Additional                                    Total
                                    -----------------  -------------------     Paid-In     Accumulated     Deferred    Stockholders'
                                      Shares   Amount    Shares     Amount     Capital       Defict      Compensation     Deficit
                                    ---------  ------  -------------------   ----------   ------------   ------------  -------------
Balance, March 31, 2002 ...........         -  $    -  2,057,500   $ 8,230   $        -   $ (3,742,881)    $      -     $(3,734,651)

  Sale of common stock and
   warrants, net of offering costs          -       -    633,750     2,535    1,098,015              -            -       1,100,550

  Issuance of common stock for
   services .......................         -       -    337,500     1,350    1,005,650              -      (62,500)        944,500

  Issuance of options for services          -       -          -         -       41,330              -            -          41,330

  Conversion of note payable ......         -       -     75,000       300      149,700              -            -         150,000

  Cancelation of shares ...........         -       -     (2,500)      (10)          10              -            -               -

  S corporation distributions .....         -       -          -         -            -       (126,791)           -        (126,791)

  Stock issued for intangible asset         -       -     75,000       300      329,700              -            -         330,000

  Net income ......................         -       -          -         -            -        480,274            -         480,274
                                    ---------  ------  ---------   -------   ----------   ------------     --------     -----------

Balance, March 31, 2003 ...........         -       -  3,176,250    12,705    2,624,405     (3,389,398)     (62,500)       (814,788)

  Preferred stock issued in
   connection with reverse
   acquisition .................... 1,351,640   1,351          -         -       (1,351)             -            -               -

  Issuance of common stock for
   services .......................         -       -    333,804     1,335      643,429              -            -         644,764

  Issuance of common shares for
   intangible asset ...............         -       -     75,000       300      134,700              -            -         135,000

  Issuance of shares as collateral
   for line of credit .............         -       -    250,000     1,000       (1,000)             -            -               -

  Issuance of options to employees
   and consultants ................         -       -          -         -    5,223,418              -            -       5,223,418

  Exercise of stock options .......         -       -     68,750       275       27,225              -            -          27,500

  S corporation distributions .....         -       -          -         -            -       (200,410)           -        (200,410)

  Sale of common stock, net of
   offering costs .................         -       -    150,000       600      259,400              -            -         260,000

  Amortization of deferred
   compensation ...................         -       -          -         -            -              -       62,500          62,500

  Net loss ........................         -       -          -         -            -     (6,634,586)           -      (6,634,586)
                                    ---------  ------  ---------   -------   ----------   ------------     --------     -----------

Balance, March 31, 2004 ........... 1,351,640  $1,351  4,053,804   $16,215   $8,910,226   $(10,224,394)    $      -     $(1,296,602)
                                    =========  ======  =========   =======   ==========   ============     ========     ===========


                             The accompanying notes are an integral part of these financial statements.

                                                                 F-4

                           iGAMES ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Years Ended March 31,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------
Cash flows from operating activities:
  Net income (loss) ................................  $(6,634,586)  $   451,036
  Adjustments used to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
    Gain on forgiveness of debt ....................            -      (494,470)
    Gain on disposal of property and equipment .....       (3,263)            -
    Inventory write-down ...........................      130,833             -
    Loss on impairment of intangibles ..............      417,880             -
    Issuance of options to employees and consultants    5,229,668             -
    Common stock issued for services ...............       30,000             -
    Depreciation and amortization ..................      384,442       108,751
    (Increase) decrease in:
      Accounts receivable ..........................     (399,695)    1,117,397
      Inventory ....................................        1,515             -
      Prepaid expenses and other current assets ....      (24,856)       (6,157)
      Other assets .................................       66,955             -
    Increase (decrease) in:
      Accounts payable .............................      214,291       (32,693)
      Accrued expenses .............................      193,399      (344,111)
      Commissions payable ..........................      264,469        (7,663)
                                                      -----------   -----------

Net cash provided by (used in) operating activities      (128,948)      792,090
                                                      -----------   -----------

Cash flows from investing activities:
  Cash received in acquisition .....................       66,000             -
  Increase in loans receivable - related party .....      (63,000)            -
  Purchases of property and equipment ..............     (171,988)      (25,991)
  Purchase of intangible assets ....................      (49,556)      (35,828)
                                                      -----------   -----------

Net cash used in investing activities ..............     (218,544)      (61,819)
                                                      -----------   -----------

Cash flows from financing activities:
  Change in restricted cash ........................      492,853      (267,930)
  Change in bank overdraft .........................            -        (5,641)
  Net change in line of credit .....................    1,505,526       557,236
  Capital lease obligation .........................      148,437             -
  Payments on capital lease obligations ............      (88,057)            -
  S corporation distributions ......................     (200,410)     (126,721)
  Advances to officer ..............................      (28,932)            -
  Exercise of stock options ........................       25,000             -
  Decrease in loans payable ........................   (1,295,051)     (739,474)
  Deferred financing cost ..........................      (57,211)      (70,386)
                                                      -----------   -----------

Net cash provided by (used in) financing activities       502,155      (652,916)
                                                      -----------   -----------

Net Increase in cash ...............................      154,663        77,355

Cash and cash equivalents, beginning of year .......       77,355             -
                                                      -----------   -----------

Cash and cash equivalents, end of year .............  $   232,018   $    77,355
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                           iGAMES ENTERTAINMENT, INC.

                                                        Years Ended March 31,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------
Supplemental disclosures:

  Cash paid during the year for taxes ..............  $         -   $         -
                                                      ===========   ===========
  Cash paid during the year for interest ...........  $   264,049   $    17,588
                                                      ===========   ===========

Noncash investing and financing activities:
  Issuance of notes payable for acquisition ........  $ 6,000,000   $         -
                                                      ===========   ===========
  Issuance of Series A preferred stock for
   acquisition .....................................  $     1,351   $         -
                                                      ===========   ===========

Acquisition details:
  Fair market value of assets acquired .............  $   203,247   $         -
                                                      ===========   ===========
  Liabilities assumed ..............................  $   143,756   $         -
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

iGames Entertainment, Inc. (the "Company" or "iGames") was originally incorporated in the State of Florida on May 9, 2001 under the name Alladin Software, Inc. On June 25, 2001, the Company changed its name to iGames Entertainment, Inc. On July 10, 2001, iGames Entertainment, Inc. was incorporated in Nevada, and iGames Entertainment, Inc., a Florida corporation, became a wholly-owned subsidiary.

On January 2, 2004, pursuant to an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among Money Centers of America, Inc. (Money Centers), Christopher M. Wolfington, iGames, Michele Friedman, Jeremy Stein and Money Centers Acquisition, Inc., a wholly-owned subsidiary of iGames, Money Centers Acquisition, Inc. was merged with and into Money Centers and Money Centers, as the surviving corporation, became a wholly-owned subsidiary of iGames (the "Merger"). For accounting purposes, the transaction was treated as a recapitalization and accounted for as a reverse acquisition. Therefore, the financial statements reported herein and accompanying notes thereto reflect the assets, liabilities and operations of Money Centers as if it had been the reporting entity since inception. In connection with the Merger, all of the issued and outstanding shares of capital stock of Money Centers were tendered to iGames and iGames issued to the Money Centers stockholders an aggregate of 1,351,640 shares of iGames Series A Convertible Preferred Stock, $.001 par value per share, and warrants to purchase an aggregate of 2,500,000 shares of iGames common stock, par value $.004 per share, at an exercise price of $.01 per share. Each share of Series A Convertible Preferred Stock is entitled to ten votes in all matters submitted to a vote of iGames shareholders and is convertible at the option of the holders into ten shares of common stock at any time after the date on which iGames amends its articles of incorporation to increase the number of authorized shares of its common stock to at least 125,000,000.

The holders of our Series A Preferred Stock have redemption rights that, if exercised, would require us to redeem our issued and outstanding shares of Series A Preferred Stock and 2,500,000 issued and outstanding stock purchase warrants in exchange for the issued and outstanding common stock of Money Centers of America, Inc.

Money Centers is a single source provider of cash access services to the gaming industry. Money Centers has combined state-of-the-art technology with personalized customer services to deliver the best in ATM, Credit Card Advance, POS Debit, Check Cashing Services, CreditPlus outsourced marker services, and merchant card processing. The Company believes that the acquisition of Money Centers will meet the growing trend towards single source providers of products and services to casinos and other gaming facilities worldwide. This trend supports our business plan to identify fragmented segments of the market to capitalize on merger and acquisition targets of synergistic companies that support our business model. The combined companies will gain wider exposure within the casino and gaming industry.

Pursuant to the terms of a Stock Purchase Agreement between iGames, Helene Regen and Samuel Freshman dated January 6, 2004 (the "Stock Purchase Agreement"), iGames acquired all of the issued and outstanding shares of capital stock of Available Money, a provider of cash access services based in Los Angeles, California. The purchase price of this transaction was $6,000,000, $2,000,000 of which was paid in cash at closing, $2,000,000 of which was paid in cash on April 12, 2004, and $2,000,000 of which is due by issuance of 1,470,589 shares of iGames common stock or, in cash at the election of iGames on the earlier of (i) the closing of iGames' acquisition of Chex Services, Inc., (ii) the termination of that proposed transaction or (iii) June 30, 2004 or, in cash at the election of iGames, see note 14.

                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION (CONTINUED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a. CASH AND CASH EQUIVALENTS

   For purposes of the statements of cash flows, the Company considers all highly-liquid investments with an original maturity date of three months or less to be cash equivalents.

   b. BASIS OF PRESENTATION

   The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

   c. RECEIVABLES AND REVENUE RECOGNITION

      i. ATM AND CREDIT CARD RECEIVABLES

      Fees earned from ATM and credit card advances are recorded on the date of transaction.

      Accounts receivable arise primarily from ATM, credit card advances and check cashing services provided at casino locations. Concentrations of credit risk related to ATM and credit card advances are limited to the processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card advances. No allowance was considered necessary at March 31, 2004 and 2003.

      ii. CHECK CASHING

      Revenue is recorded from fees on check cashing services on the date the check is cashed. If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as a bad debt loss. The check is subsequently resubmitted to the bank for payment. If it is honored by the bank, the amount of the check is recognized as a negative bad debt. Based upon past history no allowance was considered necessary at March 31, 2004.

                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   d. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair values of cash and cash equivalents, accounts, loans and credit card receivables, notes, accounts payable and accrued expenses approximate their carrying amounts because of the short maturities of these instruments.

   e. PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost, and depreciation is calculated by use of straight-line methods over the estimated useful lives of the assets.

   f. ACQUISITION, GOODWILL AND IMPAIRMENT OF LONG-LIVED ASSETS

   On January 6, 2004, the Company closed on the acquisition of the issued and outstanding capital stock of Available Money, Inc. ("Available Money"). The acquisition was accounted for under the purchase method of accounting, the results of operations of Available Money are included in the operations of the Company from January 6, 2004. The purchase price was $6,000,000. The initial goodwill recorded on this purchase was approximately $3,800,000. The carrying value of goodwill as well as other long-lived assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable, as determined based on the discounted estimated cash flows of the Company over the remaining amortization period, the Company's carrying values of the assets would be reduced to their estimated fair values in accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"). Management evaluates this balance on an ongoing basis and has determined that there has been no subsequent impairment and that the balance of approximately $3,800,000 at March 31, 2004 is a fair estimate.

   g. INCOME TAXES

   The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   h. USE OF ESTIMATES

   Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   i. DEFERRED FINANCING COSTS

   Deferred financing costs are amortized over the term of the related debt.

                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   j. ADVERTISING

   The Company's policy is to expense advertising costs as the costs are incurred.

   k. STOCK BASED COMPENSATION

   The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

   l. EARNINGS PER SHARE

   The Company has adopted SFAS, No. 128, "Earnings per Share". Basic earnings
   (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if dilutive common stock had been converted to common stock, as prescribed by SFAS No. 128.


3. PROPERTY AND EQUIPMENT

The major classes of property and equipment at March 31, 2004 are as follows:

                                        Estimated Life       2004
                                        --------------   ------------

         Equipment                         5 years       $    714,570

         Furniture                        5-7 years            60,022
                                                         ------------

                                                              774,592

         Less accumulated depreciation                       (349,371)
                                                         ------------

                                                         $    425,221
                                                         ============

Depreciation expense for property and equipment for the years ended March 31, 2004 and 2003 was $139,700 and $95,079 respectively.

                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. PROPERTY AND EQUIPMENT (CONTINUED)

The amounts above include equipment under capital leases with a gross carrying value of $148,437 and accumulated depreciation of $25,936 at March 31, 2004.


4. INTANGIBLE ASSETS AND GOODWILL

Intangible assets at March 31, 2004 are as follows:

                                        Estimated Life       2004
                                        --------------   ------------

         Software                          10 years           $ 9,928

         Software development costs         5 years            36,175

         Website development costs          3 years            24,000

         Contract rights                  1-3 years         2,100,306

         Goodwill                         indefinite        3,831,104

         Other                              3 years             1,627
                                                         ------------

                                                            6,003,140

         Less accumulated amortization                       (222,343)
                                                         ------------

                                                         $  5,780,797
                                                         ============

During the year ended March 31, 2004, the Company recognized an impairment loss on intangible assets of $417,880. The Company made a decision not to pursue marketing its "slot anti-cheating device" and its casino table game. This resulted in the write-off the corresponding licenses, trademarks and patents.

Amortization expense, for intangible assets, for the years ended March 31, 2004 and 2003 was $244,742 and $13,672 respectively. Estimated amortization expense over the next five years is as follows:

                           Year                 Amount
                           ----                 ------
                           2005               $ 872,836
                           2006                 573,245
                           2007                 418,575
                           2008                  78,573
                           2009                   1,314
                         Remaining                5,150
                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. NOTES PAYABLE

Notes payable at March 31, 2004 consisted of the following:

                                                                        2004
                                                                    -----------
   On March 1, 2002, the Company issued a convertible
   promissory note to an individual in the principal amount of
   $100,000. From July 2003 through December 2003, the Company repaid $81,500 of this debt. The remaining principal balance of this note of $18,500 continues to bear interest at 10%
   per annum and is due upon demand.                                    $18,500


   The Company borrowed $2,000,000 from Chex Services, Inc. to pay the first $2,000,000 to the former owners of Available
   Money. The loan is non-interest bearing and currently in
   litigation, see note 14.                                           2,000,000


   This represents the second payment due to the former owners of Available Money. On April 12, 2004 the Company borrowed
   $2,000,000 from Mercantile Capital to satisfy this
   obligation. The note with Mercantile bears interest at 17%
   and is payable monthly over a 24 month period. This note is
   a bridge loan.                                                     2,000,000


   This represents the final payment due to the former owners of Available Money. This obligation is payable by issuance of 1,470,589 shares of iGames common stock or, in cash at
   the election of iGames on the earlier of (i) the closing of
   iGames' acquisition of Chex Services, Inc., (ii) the
   termination of that proposed transaction or (iii) June 30,
   2004. The obligation is currently in litigation, see note
   14.                                                                2,000,000
                                                                    -----------

                                                                    $ 6,018,500
                                                                    ===========

6. CAPITAL LEASE

Capital lease obligation at March 31, 2004 consisted of the following:

                                                                        2004
                                                                    -----------
   Obligation under capital lease, imputed interest rate at
   12.78%; due in May 2007; collateralized by equipment             $    60,380


   Less current maturities                                              (17,055)
                                                                    -----------

                                                                    $    43,325
                                                                    ===========
                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. CAPITAL LEASE (CONTINUED)

Future minimum lease payments for equipment acquired under capital leases at March 31, 2004 are as follows:

                      2004                        $ 23,796

                      2005                          23,796

                      2006                          23,796

                      2007                           1,983
                                                  --------

         Total minimum lease payments               73,371

         Less amount representing interest          12,991
                                                  --------

         Present value of net minimum lease         60,380

         Less current portion                       17,055
                                                  --------

                                                  $ 43,325
                                                  ========
                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. LINES OF CREDIT:

Lines of credit at March 31, 2004 consisted of the following:

                                                                        2004
                                                                    -----------
   Line of credit, maximum availability of $1,800,000. In
   October 2003, the line of credit was amended increasing the maximum availability to $3,000,000, through May 2005;
   subject to various restrictive covenants, interest is
   payable monthly at 15% per annum, borrowings are
   collateralized by restricted cash and guaranteed by a
   shareholder of the Company. The line of credit is also
   collateralized by all the assets of the Company, in the case that the restricted cash is not sufficient to collateralize
   the outstanding balance on the line of credit.                   $ 1,664,179


   Line of credit, interest is payable monthly at 9% per annum,
   the line is unsecured and due on demand.                             153,000


   Line of credit, non-interest bearing, the line is unsecured
   and due on demand.                                                   202,279


   On April 4, 2002, the Company entered into a $150,000
   one-year renewable line of credit with a bank, that bears
   interest at 6% per annum, with interest payable monthly.
   This debt is collateralized by a $150,000 restricted
   certificate of deposit that matured on April 4, 2004 and
   accrues interest at 1.65% per annum. This debt was paid in
   full on April 4, 2004.                                               149,992


   On October 1, 2003, Jeremy Stein, our former chief executive officer, extended a loan to the Company in the principal
   amount of $25,000. Mr. Stein received the funds to provide this loan from a $25,000 revolving line of credit with
   American Express. The terms of this loan are the same terms as his line of credit with American Express. This debt bears
   interest at 8.49% per annum, with interest payable monthly.           23,768


   On December 1, 2003, the Company entered into a $250,000
   line of credit, due on demand with an asset based lender.
   This debt bears interest at the prime rate of interest plus
   10%, floating with daily resets, for the actual number of
   days that the loan remains outstanding, provided that the
   minimum rate on this loan is 14.5% per annum. The Company is obligated to pay the lender a collateral management fee
   equal to one percent of the principal balance of the loan
   for each month that the loan is outstanding. In order to
   secure the performance of the Company's obligations under
   this loan, the Company granted the lender a continuing lien on and security interest in and to 250,000 newly issued
   shares of the Company's common stock. In addition, upon an event of default under the loan, the Company is obligated to register the resale of these pledged shares of common stock.
   Upon payment in full of all amounts due under the loan, the lender is obligated to deliver all stock certificates
   evidencing the ownership of these shares to the Company for
   cancellation.                                                        244,820
                                                                    -----------

                                                                    $ 2,438,038
                                                                    ===========
                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. STOCKHOLDERS' DEFICIT

In April 2002, with the approval of the Board of Directors, the Company increased its authorized number of common stock issuable from 10,000,000 to 50,000,000 shares $.001 par value per share. Additionally, the Company is now authorized to issue 5,000,000 of preferred stock $.001 par value per share.

In December 2003 the Company affected a 1- for- 4 reverse stock split. As a result, the Common stock par value was increased to $ .004 per share. All amounts shown have been restated to account for this split.

In August 2002, the Company issued 25,000 options to acquire shares of the Company's common stock to a consultant; such options are exercisable at $0.40 per share and expire threes years from the grant date. The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions: risk free interest rate of 4.25%, volatility of 0%, an estimated life of three years, and dividend yield of 0%. The Company recognized $41,330 in noncash compensation relating to the issuance of these options. These options were subsequently canceled in April 2003, and 25,000 shares of common stock were issued for services which were valued at the fair market value of $71,000.

In August 2002, the Company issued 6,250 options to acquire shares of the Company's common stock to an employee; such options are exercisable at $0.40 per share and expire three years from the date of the grant. The Company has valued these options at $10,333 or $0.41 per option options utilizing the Black-Scholes options pricing model using the following assumptions: risk free interest rate of 4.25%, volatility of 0%, an estimated life of three years, and dividend yield of 0%.

In September 2002, the Company sold 375,000 units consisting of one share of its common stock and one warrant to purchase a share of common stock (exercisable at $4.00) for $2.00 per unit. The Company received proceeds from this stock sale of $652,500, which is net of offering costs paid of $97,500.

In October 2002, a note of $150,000 was converted into 75,000 shares of the Company's common stock (see Note 5).

In October 2002, the Company issued 37,500 shares of its restricted common stock to a director of the Company, who provided both financial and marketing consulting services. Such shares were valued at the fair market value on the date of the grant. The Company recorded $172,500 in noncash compensation.

In October 2002, 2,500 shares of the Company's previously issued shares were cancelled.

During the year ended March 31, 2003, the Company issued 300,000 shares to employees and consultants for services rendered. Accordingly, the Company has recorded $772,000 ($0.50-$1.30 per share), net of deferred compensation of $62,500, in compensation to reflect the issuance of these shares.

In February 2003, the Company issued 75,000 shares of its common stock for the patent right to its Table Slots product. The shares were valued at the approximate fair market value on the date of the agreement (see Note 4).

In March 2003, the Company sold 1,030,000 units consisting of one quarter of a share of its common stock and one warrant to purchase one quarter of a share of common stock (exercisable at $1.50) for $0.50 per unit. The Company received proceeds from this stock sale of $448,050, which is net of offering costs paid of $66,950.

                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. STOCKHOLDERS' DEFICIT (CONTINUED)

Additionally, the Company issued 1,250 shares of its common stock as part of the offering costs of this capital raise.

During the year ended March 31, 2003, Money Centers, issued capital distributions relating to its status as an S Corporation of $126,791.

In June 2003, the Company sold 500,000 units consisting of one quarter of a share of its common stock and a warrant to purchase one quarter of a share of common stock (exercisable at $1.00) for $.50 per unit. The Company received proceeds from this stock sale of $235,000, which is net of offering costs paid of $15,000.

In June 2003, the Company issued 80,000 shares of its restricted common stock to consultants for services rendered. The Company valued these shares at a range between $1.81 and $2.84 per share, the fair market value at the date of grant and recorded noncash compensation expense of $144,800.

In July 2003, the Company issued 62,500 shares of its restricted common stock to its Chief Executive Officer, pursuant to the terms of this executive's employment contract. The Company valued these shares at $2.28 per share the fair market value on the date of the grant.

In July 2003, the Company issued 25,000 shares of its restricted common stock to a consultant for services provided. The Company valued these shares at $2.28 per share the fair market value on the date of the grant. This amount relating to the sale of the Company's securities has been recorded as an offering cost and charged against additional paid-in capital.

In July 2003, the Company issued 6,250 shares for the exercise of stock options with an exercise price of $0.40 and received gross proceeds of $2,500.

In October 2003, the Company sold 100,000 units to a single accredited investor consisting of one quarter of a share of our common stock and a warrant to purchase one half of a share of common stock (exercisable at $1.20) for $0.25 per unit. The Company received proceeds from this stock sale of $25,000. None of the foregoing warrants have been exercised as of the date hereof.

In October 2003, the Company issued 81,750 shares of its common stock to three consultants for services rendered. The Company valued the shares at the fair market value on the date of issuance and recorded consulting expense of $147,690, or between $1.80 and $1.88 per share.

In October 2003, pursuant to the terms of an asset purchase agreement, the Company purchased the Random X 21 product by issuing 75,000 restricted shares of common stock to the seller as payment of 50% of the purchase price. The Company valued the shares at the fair market value on the date of issuance and recorded an intangible asset of $135,000 or $1.80 per share. The remaining 50% of the purchase price consisting of 75,000 restricted shares of common stock will only be granted when the Company has placed at least 150 units of this table game within casinos under standard licensing/leasing agreements. Management determined that, as of December 31, 2003, a write-down of the intangible asset was necessary as the Company's projection of future cash flows indicated an impairment of $110,000. This amount is included in the Statement of Operations under the caption (Loss on Impairment of Intangible Asset).

Also, in October 2003, the Company issued 4,542 shares of its common stock to employees. The Company valued the shares at the fair market value on the date of issuance and recorded salary expense of $8,175 or $1.80 per share, respectively.

                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. STOCKHOLDERS' DEFICIT (CONTINUED)

In November 2003, in order to secure the performance of the Company's obligations under a new line of credit, the Company granted the lender a continuing lien on and security interest in 250,000 newly issued shares of its common stock.

In December 2003, the Company issued 30,000 shares of its common stock to two consultants for services rendered. The Company valued these shares at fair market value of $43,600 or $1.45 per share.

In accordance with the reverse merger accounting and the recapitalization of the Company all expense amounts pertaining to iGames, prior to the reverse merger on January 2, 2004, have been restated as paid-in capital.

On January 2, 2004, the Company issued 2,500,000 warrants to acquire shares of the Company's common stock and the company issued 1,351,640 shares of Series A Preferred Stock to the former stockholders of Money Centers of America, Inc. in connection with the merger; such warrants are exercisable at $0.01 per share and expire ten years from the grant date.

On January 2, 2004, the Company issued 2,635,000 options to acquire shares of the Company's common stock to Christopher Wolfington; such options are exercisable at $0.01 per share and expire ten years from the date of the grant. The Company has valued these options at $4,453,150 or $1.70 per option utilizing the intrinsic value pricing model.

On January 12, 2004, one option holder exercised his right to purchase 62,500 at ..40 per share. The company received gross proceeds in the amount of $25,000.

On January 21, 2004, the Company issued 270,000 options to acquire shares of the Company's common stock to various employees; such options are exercisable at $0.01 per share and expire ten years from the date of the grant. The Company has valued these options at $423,900 or $1.57 per option utilizing the intrinsic value pricing model.

On January 21, 2004, the Company issued 220,000 options to acquire shares of the Company's common stock to consultants; such options are exercisable at $0.01 per share and expire ten years from the grant date. The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions: risk free interest rate of 3.5%, volatility of 89.24%, an estimated life of ten years, and dividend yield of 0%. The Company recognized $346,368 in noncash compensation relating to the issuance of these options.

On January 30, 2004, the Company issued 25,000 shares of its common stock to a consultant for service rendered. The Company valued the shares at the fair market value on the date of issuance and recorded consulting expense of $30,000, or $1.20 per share.

During the year ended March 31, 2004, Money Centers, issued capital distributions relating to its status as an S Corporation of $200,410.

Pursuant to the terms of a common stock offering with registration rights, the company has accrued penalties in the amount of 22,500 shares. The Company has valued these shares at $24,035.

                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. STOCKHOLDERS' DEFICIT (CONTINUED)

Stock option and warrant activity for the year ended March 31, 2004 is summarized as follows:

                                        Number of         Weighted Average
                                         Shares            Exercise Price
                                        ---------         ----------------

   Outstanding at March 31, 2003        1,355,314              $ 4.32
      Granted                           5,982,500                 .18
      Exercised                           (68,750)              (0.40)
      Canceled                                  -                   -
                                        ---------              ------

   Outstanding at March 31, 2004        7,269,064              $  .95
                                        =========              ======

The following table summarizes the Company's stock options and warrants outstanding at March 31, 2004:

                                          Options and
                                      Warrants Outstanding
                             --------------------------------------
                                            Weighted       Weighted
                                             Average        Average
            Range of                        Remaining      Exercise
         Exercise Price       Number          Life           Price
         --------------       ------          ----           -----

          $2.40 - 4.00         237,500         4.25         $ 3.24
           4.00-6.00         1,286,564         2.50           5.00
           2.00-2.04           125,000         9.00           2.02
              .01            5,620,000        10.00            .01
                             ---------

                             7,269,064
                             =========

All outstanding options and warrants are exercisable at March 31, 2004. Compensation expense, net income or earnings per share would not have changed had the Company applied SFAS No. 123 instead of APB No. 25.


9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                           March 31,
                                                  --------------------------
                                                       2004           2003
                                                  ------------    ----------
   Deferred tax assets:
   Net operating loss carryforwards               $  1,090,000    $  640,000
   Less valuation allowance                         (1,090,000)     (640,000)
                                                  ------------    ----------
   Net deferred tax assets                        $          -    $        -
                                                  ============    ==========
                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. INCOME TAXES (CONTINUED)

The net change in the valuation allowance during the year ended March 31, 2004 was an increase of $450,000.

The reconciliation of the income tax computed at the U.S. federal statutory rate to income tax expense for the period ended March 31, 2004 and 2003:

                                                           March 31,
                                                  --------------------------
                                                       2004          2003
                                                  ------------    ----------
   Tax benefit at federal statutory rate (34%)    $  2,256,000    $  792,000
   Nondeductible stock compensation                 (1,796,000)     (335,000)
   Non-deductible expenses                             (10,000)            -
   Change in valuation allowance                      (450,000)     (457,000)
                                                  ------------    ----------
   Net income tax benefit                         $          -    $        -
                                                  ============    ==========

FASB No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at March 31, 2004 and 2003 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At March 31, 2004, the Company has available net operating loss carryforwards of approximately $3,200,000, which expire in the year 2023. Certain amounts would be subject to the limitations under Section 382 of the Internal Revenue Code relating to changes in ownership.


10. COMMITMENTS

    a. LEASE COMMITMENTS

    The Company leases office space in Minnesota on a month to month basis for $738 per month.

    The Company leases office space in Florida on a month to month basis for $3,450 per month.

    The Company leases office space in Nevada on a month to month basis for $1,325 per month.

    The Company's total rent expense under operating leases was approximately $66,200 and $9,000 for the years ended March 31, 2004 and 2003, respectively.

    b. CASINO CONTRACTS

    MCA operates at a number of Native American owned gaming establishments under contracts requiring the Company to pay a rental fee to operate at the respective gaming locations.

    Typically, the fees are earned by the gaming establishment over the life of the contract based on one of the following scenarios:

                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. COMMITMENTS (CONTINUED)

       - A dollar amount, as defined by the contract, per transaction volume processed by MCA.

       - A percentage of MCA's profits at the respective location.

    As of March 31, 2004 the Company has recorded $333,299 of accrued commissions on casino contracts.

    Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.


11. CONCENTRATION OF CREDIT RISK

The Company maintains cash in bank accounts which exceed federally insured limits. At March 31, 2004, the Company had deposits in excess of federally insured amounts aggregating approximately $1,100,000 at various financial institutions. The Company believes it has its cash deposits at high quality financial institutions. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

For the year ended March 31, 2004, 57 % of total revenues were derived from operations at 1 casino.


12. DUE TO OFFICER

Amounts due to officer bear an interest rate of 10% per annum, payable monthly and due on demand.


13. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $10,224,394 as of March 31, 2004 and had net losses and cash used in operations of $6,634,586 and $128,948 respectively, for the year ended March 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is in the process of implementing its business plan. Additionally, management is actively seeking additional sources of capital, but no assurance can be made that capital will be available on reasonable terms. Management believes the actions it is taking allow the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

14. LITIGATION

On March 24, 2004, we filed a complaint in United States District Court for the District of Delaware against Equitex, Inc. and its wholly-owned subsidiary, Chex Services, Inc. d/b/a Fastfunds ("Chex"). In the complaint, we allege that Equitex and Chex committed numerous breaches of the terms of the November 3, 2003 Stock Purchase Agreement pursuant to which we were to have acquired Chex from Equitex, entitling us to terminate the Stock Purchase Agreement and receive a $1,000,000 termination fee and reimbursement of our transaction costs from Equitex and Chex, that Chex wrongfully and tortiously declared a default under
                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. LITIGATION (CONTINUED)

the $2,000,000 promissory note that we issued to Chex in connection with our acquisition of Available Money, and that Equitex and Chex tortiously interfered with our relationship with our senior lender. We seek to recover the $1,000,000 termination fee and transaction costs together with significant damages that resulted from the defendants' breaches and tortuous conduct.

On March 23, 2004, Equitex filed an action in Delaware state court concerning the same Stock Purchase Agreement at issue in the Delaware federal action that we filed, alleging that Equitex was entitled to terminate the Stock Purchase Agreement and receive a $1,000,000 termination fee and reimbursement of transaction costs. We removed this action to the Delaware federal district court. We are vigorously defending this action and believe that Equitex's and Chex's claims are unfounded. We have filed a counterclaim that restates the claims made in the federal action that we filed. We expect that the two Delaware federal actions will be combined into a single case.

On March 15, 2004, Chex filed a complaint in the District Court of the State of Minnesota for the County of Hennepin against us alleging that we defaulted on interest payments on a $2,000,000 promissory note evidencing our obligation to repay a loan that Chex extended to us in connection with our acquisition of Available Money (the "Minnesota Complaint"). The Minnesota Complaint seeks payment of the principal balance of the loan and accrued interest thereon. Chex further alleged that we are liable to them for a penalty fee of $1,000,000 as the result of the alleged termination by Equitex of the November 3, 2003 Stock Purchase Agreement. We subsequently removed the Minnesota Complaint to the United States District Court for the District of Minnesota. On June 23, 2004, the United States District Court for the District of Minnesota transferred this action to the United States District Court for the District of Delaware. We anticipate that this action will be consolidated with the other actions listed above that are pending in to the United States District Court for the District of Delaware. We are vigorously defending this action, which is still in the pleadings stage, and believe that Chex's claims lack merit.

In addition, we are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

Date:  July 13, 2004
                                        iGames Entertainment, Inc.

                                        By: /s/ Christopher M. Wolfington
                                            --------------------------------
                                            Chief Executive Officer and
                                            Chief Financial Officer
                                            (principal financial officer and
                                            principal accounting officer)


         In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                                        /s/ Christopher M. Wolfington
                                        ------------------------------------
                                        Christopher M. Wolfington
                                        Chief Executive Officer and
                                        Chief Financial Officer
                                        (principal financial officer and
                                        principal accounting officer)

                                        Date:  July 13, 2004


                                        /s/ Jeremy Stein
                                        ------------------------------------
                                        Jeremy Stein
                                        Director

                                        Date:  July 13, 2004


                                        /s/ Barry Bekkedam
                                        ------------------------------------
                                        Barry Bekkedam
                                        Director

                                        Date:  July 13, 2004


                                        /s/ Wayne DiMarco
                                        ------------------------------------
                                        Wayne DiMarco
                                        Director

                                        Date:  July 13, 2004