Form 10QSB
period 2004-06-30
IGAMES ENTERTAINMENT INC
filed 2004-08-16
CIK 1165271

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the Fiscal Quarter ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________


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


         700 SOUTH HENDERSON ROAD, SUITE 325, KING OF PRUSSIA, PA 19406
                    ----------------------------------------
                    (Address of Principal Executive Offices)


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

         As of August 12, 2004, the issuer had issued and outstanding 5,524,394 shares of its common stock, par value $0.004 per share.

                           IGAMES ENTERTAINMENT, INC.
                      QUARTERLY PERIOD ENDED JUNE 30, 2004
                              INDEX TO FORM 10-QSB

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements ......................................  1
                  Consolidated Balance Sheet at June 30, 2004 (unaudited)

                  Consolidated Statements of Operations for the Three
                  Months Ended June 30, 2004 and 2003 (unaudited) ...........  2

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended June 30, 2004 and 2003 (unaudited) ...........  3

                  Notes to Financial Statements .............................  4

         Item 2.  Management's Discussion and Analysis or Plan or Operation . 11

         Item 3.  Controls and Procedures ................................... 19

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................... 21

         Item 2.  Changes in Securities and Use of Proceeds ................. 22

         Item 3.  Defaults Upon Senior Securities ........................... 22

         Item 4.  Submission of Matters to a Vote of Security Holders ....... 22

         Item 5.  Other Events .............................................. 22

         Item 6.  Exhibits and Reports on Form 8-K .......................... 22

         Signatures ......................................................... 24

                           IGAMES ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS

Current assets:

   Cash .........................................................  $    395,033
   Restricted cash ..............................................     2,002,376
   Accounts receivable ..........................................     1,185,208
   Loans receivable .............................................        63,000
   Prepaid expenses and other current assets ....................       264,978
                                                                   ------------
      Total current assets ......................................     3,910,595

Property and equipment, net .....................................       395,917

Intangible assets, net ..........................................     5,506,639

Deferred financing costs ........................................       119,586
                                                                   ------------
                                                                   $  9,932,737
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable .............................................  $  1,530,923
   Accrued expenses .............................................       154,390
   Current portion of capital lease .............................        17,794
   Loans payable ................................................     2,000,000
   Notes payable ................................................       160,000
   Lines of credit ..............................................     5,260,710
   Due to officer ...............................................       335,785
   Commissions payable ..........................................       332,564
   Dividends payable ............................................        23,875
                                                                   ------------
      Total current liabilities .................................     9,816,041

Long-term liabilities:

Capital lease ...................................................        37,140

Stockholders' Equity:

   Preferred stock; $.001 par value, 5,000,000 shares authorized
      1,351,640 shares issued and outstanding ...................         1,351
   Common stock; $.004 par value, 50,000,000 shares authorized
      5,524,394 shares issued and outstanding ...................        22,097
   Additional paid-in capital ...................................    10,904,344
   Accumulated deficit ..........................................   (10,848,236)
                                                                   ------------
      Total stockholders' equity ................................        79,556
                                                                   ------------

                                                                   $  9,932,737
                                                                   ============

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                           IGAMES ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------

Revenues ...........................................  $ 4,614,557   $ 1,327,088

Operating expenses .................................    3,455,553       963,159
                                                      -----------   -----------

Gross Profit .......................................    1,159,004       363,929

Selling, general and administrative expenses .......      806,232       266,957
                                                      -----------   -----------

Operating profit ...................................      352,772        96,972

Other income (expenses):

Depreciation and amortization ......................     (324,433)      (35,726)
Interest expense, net ..............................     (652,351)      (23,548)
Other income .......................................          170             -
                                                      -----------   -----------
                                                         (976,614)      (59,274)
                                                      -----------   -----------

Net income (loss) ..................................  $  (623,842)  $    37,698
                                                      ===========   ===========

Net income (loss) per common share basic and diluted  $     (0.12)  $      0.01
                                                      ===========   ===========

Weighted Average Common Shares Outstanding

      -Basic and Diluted ...........................    5,156,746     4,042,850
                                                      ===========   ===========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                           IGAMES ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              June 30,
                                                      -------------------------
                                                         2004           2003
                                                      -----------   -----------
Cash flows from operating activities:

  Net income (loss) ................................  $  (623,842)  $    37,698
  Adjustments used to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization .................      324,433        35,726
     (Increase) decrease in:
        Prepaid expenses and other current assets ..      (73,102)       (5,426)
        Accounts receivable ........................     (290,990)      (17,715)
     Increase (decrease) in:
        Accounts payable ...........................      874,623       100,386
        Accrued expenses ...........................       41,340         9,631
        Commissions payable ........................          294       214,806
                                                      -----------   -----------

Net cash provided by operating activities ..........      252,756       375,106
                                                      -----------   -----------

Cash flows from investing activities:

  Purchases of property and equipment ..............       (9,962)     (183,612)
  Purchase of intangible assets ....................            -        (9,803)
  Purchase of deferred financing ...................            -       (52,162)
                                                      -----------   -----------

Net cash used in investing activities ..............       (9,962)     (245,577)
                                                      -----------   -----------
Cash flows from financing activities:

  Increase in restricted cash ......................   (1,059,135)   (1,699,899)
  Net change in line of credit .....................    2,822,674     1,445,001
  Capital lease obligation .........................            -       148,437
  Payments on capital lease obligations ............       (5,446)      (74,218)
  Distributions payable to owners ..................       23,875             -
  Advances from officer ............................       (3,247)      100,000
  Decrease in notes payable ........................   (1,858,500)            -
  Dividends ........................................            -       (22,500)
                                                      -----------   -----------

Net cash used by financing activities ..............      (79,779)     (103,179)
                                                      -----------   -----------

NET INCREASE IN CASH ...............................      163,015        26,350

CASH, beginning of period ..........................      232,018     1,363,450
                                                      -----------   -----------

CASH, end of period ................................  $   395,033   $ 1,389,800
                                                      ===========   ===========


Supplemental disclosures:

  Cash paid during the period for interest .........  $   652,351   $    23,548
                                                      ===========   ===========

  Taxes ............................................  $         -   $         -
                                                      ===========   ===========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

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

Pursuant to the terms of a Stock Purchase Agreement between iGames, Helene Regen and Samuel Freshman dated January 6, 2004 (the "Stock Purchase Agreement"), iGames acquired all of the issued and outstanding shares of capital stock of Available Money, a provider of cash access services based in Los Angeles, California. The purchase price of this transaction was $6,000,000, $2,000,000 of which was paid in cash at closing, $1,850,000 of which was paid in cash on April 12, 2004, and $2,000,000 of which was paid by issuance of 1,470,590 shares of iGames common stock on April 12, 2004.

                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION (CONTINUED)

The Stock Purchase Agreement provides for adjustment of the purchase price in the event that certain of Available Money's customer contracts do not renew or that the former stockholders of Available Money do not provide iGames with assistance in obtaining renewals of such contracts. We are withholding payment of the remaining $150,000 of the purchase price in accordance with these provisions of the Stock Purchase Agreement.

The primary assets acquired as a result of this transaction are Available Money's contracts to provide automatic teller machines to 18 customers, 15 of which are traditional casino operations. The former stockholders of Available Money retained the right to receive all payments subsequent to the closing date that relate to services provided by Available Money through December 31, 2003 and are jointly and severally liable for all costs and expenses incurred by Available Money relating to services rendered on or before December 31, 2003.

2. UNAUDITED INTERIM INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and related footnotes for the fiscal year ended March 31, 2004 and notes thereto contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results for the full fiscal year ending March 31, 2005.

3. NOTES AND LOANS PAYABLE

Notes and loans payable at June 30, 2004 consisted of the following:
                                                                         2004
                                                                      ----------
On March 1, 2002, the Company issued a convertible promissory note to an individual in the principal amount of $100,000. From July
2003 through June 2004, the Company repaid $90,000 of this debt.
The remaining principal balance of this note of $10,000 continues
to bear interest at 10% per annum and is due upon demand. ............   $10,000

The Company borrowed $2,000,000 from Chex Services, Inc. to pay the first $2,000,000 to the former owners of Available Money. The loan is non-interest bearing and currently in litigation, see note 10. .... 2,000,000

This represents the remaining $150,000 of the Available Money
Purchase Price. As stated in Note 1 this amount is being withheld from
Helene Reagan and Samuel Freshman in accordance to the agreements
provisions with regard to the extensions of various contracts. .......   150,000
                                                                      ----------

                                                                      $2,160,000
                                                                      ==========
                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LINES OF CREDIT:

On April 12, 2004 we entered into a term note in the principal amount of $2,050,000 payable to Mercantile Capital. The note with Mercantile bears interest at 17% and is payable over a 24 month period.

5. STOCKHOLDERS' DEFICIT

We incurred $6,000,000 of debt associated with our acquisition of Available Money. $2,000,000 of this indebtedness was paid by tender of an aggregate of 1,470,590 shares of our common stock to the previous shareholders of Available Money. The terms of the Stock Purchase Agreement allow for certain purchase price adjustments associated with this indebtedness that may lower the actual amount we are required to pay. The actual amount paid will not be determined until certain events outlined in the Stock Purchase Agreement have materialized. As of the date of this report, we have withheld $150,000 of the purchase price set forth in the Stock Purchase Agreement due to non-renewal of certain Available Money contracts and claims against Available Money for reimbursement of expenses that they are obligated to pay pursuant to the Stock Purchase Agreement. We have been informed that one of Available Money's casino customers intends to terminate its contract with Available Money prior to the conclusion of the term of the contract. We are confident this termination is outside the provisions of our agreement and the customer has communicated to us that this termination was not due to service or compliance issues, but rather as a part of a contract concession to its lender, who also provides cash access services. At this time, we do not believe that the termination of this contract will have a material adverse effect on our revenues, net income or cash flow from operations. We also believe that we are entitled to a substantial reduction in the purchase price paid pursuant to the Stock Purchase Agreement if this contract is ultimately terminated. We are continuing discussions with this customer and believe that this issue will be resolved during the second quarter of fiscal 2005.

In May 2004, pursuant to the terms an executive's employment contract, the Company granted 62,500 options to purchase shares of our common stock at an exercise price of $.70 per share.

Pursuant to the terms of a common stock offering with registration rights, the company has accrued penalties in the amount of 37,500 shares. The Company has valued these shares at $31,960.

                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. STOCKHOLDERS' DEFICIT (CONTINUED)

Stock option and warrant activity for the three months ended June 30, 2004 is summarized as follows:

                                                 Number of      Weighted Average
                                                  Shares         Exercise Price
                                                 ---------      ----------------

Outstanding at March 31, 2004 .............      7,269,064           $ .95
    Granted ...............................         62,500             .70
    Exercised .............................              -               -
    Canceled ..............................              -               -
                                                 ---------           -----
Outstanding at June 30, 2004 ..............      7,331,564           $ .95
                                                 =========           =====

The following table summarizes the Company's stock options and warrants outstanding at June 30, 2004:

                                       Options and
                                   Warrants Outstanding
                       ------------------------------------------
                                        Weighted         Weighted
                                         Average          Average
    Range of                            Remaining        Exercise
 Exercise Price          Number           Life            Price
 --------------        ---------        ---------        --------
  $2.40 - 4.00           237,500           4.00           $ 3.24
   4.00-6.00           1,286,564           2.25             5.00
      8.00               125,000           9.75             8.00
      .01              5,620,000           9.75              .01
      .70                 62,500          10.00              .70
                       ---------
                       7,331,564
                       =========

All outstanding options and warrants are exercisable at June 30, 2004. Compensation expense, net income or earnings per share would not have changed had the Company applied SFAS No. 123 instead of APB No. 25.

6. COMMITMENTS

a. LEASE COMMITMENTS

In conjuction with converting all of the Available Money ATM's, the Company now pays rent to various mall properties where it has ATM machines. These monthly rents average $42,000 per month.

The Company is party to a three year lease agreement pursuant to which it rents office space in Pennsylvania at a monthly rent of $2,200. The first three months of this lease will only require payment of monthly operating expenses.

The Company's total rent expense under operating leases was approximately $141,703 and $3,123 for
                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS (CONTINUED)

the three months ended June 30, 2004 and 2003, respectively.

7. CONCENTRATION OF CREDIT RISK

The Company maintains cash in bank accounts which exceed federally insured limits. At June 30, 2004, the Company had deposits in excess of federally insured amounts aggregating approximately $5,325,000 at various financial institutions. The Company believes it has its cash deposits at high quality financial institutions. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

For the three months ended June 30, 2004, 27% of total revenues were derived from operations at one casino.

8. DUE TO OFFICER

Amounts due to officer are evidenced by notes in the aggregate amounts of $335,785 that bear interest at a rate of 10% per annum, payable monthly and are due on demand. This amount consists of $100,000 loaned to the Company by the officer in fiscal year 2004. This amount also includes a bonus due the officer in the amount of $6,771 from 2002, sales commissions due the officer in the amount of $21,029 from 2001, sales commissions due the officer in the amount of $5,000 from fiscal year 2003 and the officer's fiscal year 2004 bonus per his employment agreement in the amount of $205,800. Payments in the amount of $2,815 paid to the officer have been netted to this note.

9. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $10,848,236 as of June 30, 2004 and had net losses for the three months ended June 30, 2004 and a negative working capital of $5,905,446. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LITIGATION

On March 24, 2004, we filed a complaint in United States District Court for the District of Delaware against Equitex, Inc. and its wholly-owned subsidiary, Chex Services, Inc. d/b/a Fastfunds ("Chex"). In the complaint, we allege that Equitex and Chex committed numerous breaches of the terms of the November 3, 2003 Stock Purchase Agreement pursuant to which we were to have acquired Chex from Equitex, entitling us to terminate the Stock Purchase Agreement and receive a $1,000,000 termination fee and reimbursement of our transaction costs from Equitex and Chex, that Chex wrongfully and tortiously declared a default under the $2,000,000 promissory note that we issued to Chex in connection with our acquisition of Available Money, and that Equitex and Chex tortiously interfered with our relationship with our senior lender. We seek to recover the $1,000,000 termination fee and transaction costs together with significant damages that resulted from the defendants' breaches and tortuous conduct.

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

On March 15, 2004, Chex filed a complaint in the District Court of the State of Minnesota for the County of Hennepin against us alleging that we defaulted on interest payments on a $2,000,000 promissory note evidencing our obligation to repay a loan that Chex extended to us in connection with our acquisition of Available Money (the "Minnesota Complaint"). The complaint seeks payment of the principal balance of the loan and accrued interest thereon. Chex further alleged that we are liable to them for a penalty fee of $1,000,000 as the result of the alleged termination by Equitex of the November 3, 2003 Stock Purchase Agreement. We subsequently removed the Minnesota Complaint to the United States District Court for the District of Minnesota. On June 23, 2004, the United States District Court for the District of Minnesota transferred this action to the United States District Court for the District of Delaware. We anticipate that this action will be consolidated with the other actions listed above that are pending in to the United States District Court for the District of Delaware. We are vigorously defending this action, which is still in the pleadings stage, and believe that Chex's claims lack merit.

On July 15, 2004, the former stockholders of Available Money, Inc. filed a lawsuit in the United States District Court for the District of Delaware against us and Christopher M. Wolfington, our Chief Executive Officer. The complaint arises out of our purchase of the capital stock of Available Money, Inc. pursuant to the Stock Purchase Agreement and alleges that we failed to make required payments of the purchase price set forth in the Stock Purchase Agreement. In addition, the former stockholders of Available Money also filed a Motion for a Standstill Order/Temporary Restraining Order that the court denied without a hearing. As we have paid $3,850,000 and tendered 1,470,590 shares of common stock to the former Available Money stockholders which represents all consideration due to them under the Stock Purchase Agreement, we believe that this lawsuit is frivolous. Accordingly, we believe that the suit was filed for inappropriate purposes and will vigorously defend against this action and seek sanctions for filing of a frivolous suit. We also anticipate filing counterclaims against Howard Regen, Helene Regen and Samuel K. Freshman seeking substantial reduction in the purchase price and other damages and remedies based on fraud and misrepresentations by them in connection with the transaction.

                   iGAMES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LITIGATION (CONTINUED)

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

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND ASSUMPTIONS ABOUT US THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "COULD," "WOULD," "EXPECT," "PLAN," ANTICIPATE," BELIEVE," ESTIMATE," CONTINUE," OR THE NEGATIVE OF SUCH TERMS OR OTHER SIMILAR EXPRESSIONS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH A DISCREPANCY INCLUDE, BUT ARE NOT LIMITED TO, THOSE INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB FILED ON JULY 13, 2004. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the results of operations, financial condition and liquidity should be read in conjunction with our financial statements and notes thereto for the fiscal year ended March 31, 2004 appearing in our most recent annual report on Form 10-KSB as filed with the Securities and Exchange Commission on July 13, 2004.

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

CURRENT OVERVIEW

         We completed our acquisitions of Money Centers and Available Money in January 2004. We are continuing to aggressively pursue our integration of these acquisitions into our business and to complete the conversion of all of processing of the Available Money cash services business over to the systems utilized by Money Centers. These conversions are timely and expensive, as they include the purchase of new ATM hardware. We anticipate that this conversion will cost us approximately $700,000 in fiscal 2005. Through June 30, 2004, we had incurred approximately $200,000 in connection with this conversion and believe that the conversion is approximately 25% complete.

         We have also executed a plan to restructure our management team in an effort to streamline our operations and reduce our selling, general and administrative expenses. We believe that the changes resulting from this restructuring plan will save us approximately an additional $200,000 more per year than we had originally anticipated. We expect to start realizing these savings in the second quarter of fiscal year 2005.

         In fiscal 2005, we have met or exceeded our projected number of transactions in each of our product lines. In addition, we believe that we have sufficient capacity to handle additional customer accounts at our present level of staffing and using our current systems and infrastructure. While our interest expense has been higher than we anticipated, we are attempting to re-finance our lines of credit to obtain more favorable financing arrangements, which will lower our expenses and contribute to our profitability.

         We seek to avoid litigation and to minimize our exposure to potential claims arising in the normal course of our business and as a result of our acquisitions. Despite these efforts, we have been named as a defendant in several legal proceedings described in Part II, Item 1. Legal Proceedings beginning on page 21 of this report. We are confident that it is in our best interests to defend these claims and to pursue counterclaims where we believe that we are likely to obtain a favorable result. During the three months ended June 30, 2004, we have incurred approximately $138,000 in legal fees related to these legal proceedings and anticipate incurring a substantial amount of additional legal fees related to these legal proceedings throughout fiscal year 2005.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 VS. THREE MONTHS ENDED JUNE 30, 2003

                            Three Months Ended   Three Months Ended
                             June 30, 2004 ($)    June 30, 2003 ($)   Change ($)
                            ------------------   ------------------   ----------
Net Income (Loss) ..........     (623,842)              37,698         (661,540)
Revenues ...................    4,614,557            1,327,088        3,287,469
Operating Expenses .........    3,455,553              963,159        2,492,394
Selling, General and
 Administrative Expenses ...      806,232              266,957          539,275
Other Income (Expenses) ....     (976,614)             (59,274)        (917,340)

         Our net loss increased during the three months ended June 30, 2004 due to non-recurring expenses related to the integration of our acquisitions of Money Centers and Available Money into our business, higher interest expenses related to our increased sales volume and high legal expenses related to legal proceedings that we anticipate may continue throughout fiscal year 2005.

         Our revenues increased by approximately 248% during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Our revenues increased during the three months ended June 30, 2004 due to a 6% increase in Money Centers' sales over the prior period and the acquisition of Available Money at the beginning of the fourth quarter of fiscal 2004, adding 91 ATM's at 18 locations throughout the United States. In addition, Money Centers experienced increased transaction volume. In calendar year 2003, Money Centers' POS system facilitated 892,915 transactions (75% increase over calendar year
2002) totaling $140,536,954 (44% increase over calendar year 2002) generating over $5.5 million in revenue (63% increase over calendar year 2002). Assuming no additional customer sales, for calendar year 2004 we are on pace to facilitate over 5.0 million transactions totaling over $578,000,000. During the six months ended June 30, 2004, Money Centers' POS system facilitated approximately 3,571,000 transactions totaling approximately $373,000,000. Our results of operations and revenue growth exceeded expectations though our number of new accounts was lower than anticipated. However, at the end of fiscal year 2004, we were successful in launching two major products that are essential to our future success; CreditPlus and our Cash Services Host Program, both of which are currently generating new revenues and profits.

         Our operating expenses increased during the three months ended June 30, 2004 due to the transaction processing expenses and casino commissions related to the increase in our transaction volume. In addition, some of the new casino contracts provided for higher casino commissions than under our existing contracts.

         Our selling, general and administrative expenses increased during the three months ended June 30, 2004 primarily due to $140,000 in expenses related to the conversion of all of processing of the Available Money cash services business over to the systems utilized by Money Centers, $140,000 of rent expense related to Available Money contracts and mall properties, and $138,000 in legal fees related to pending legal proceedings.

         Our other expenses increased during the three months ended June 30, 2004 mostly due to a $628,803 increase in interest expense. This increase was due to us having $5,260,710 of our lines of credit used at June 30, 2004 at an average interest rate of 14.9% as opposed to $2,438,038 of our lines of credit used at June 30, 2004 at an average interest rate of 12.5%. These additional draws on our lines of credit were necessary to satisfy our increased transaction volume and to make the second cash payment of purchase price to the former stockholders of Available Money. We are in the process of evaluating our options to re-finance our existing lines of credit at a lower rate of interest. In addition, our vault cash expense related to the conversion of Available Money's ATMs to Money Centers' systems has been approximately three times higher than the anticipated level. We have identified the problem and are in the process of resolving it. We anticipate that we will continue to incur this higher interest expense related to the conversion of the ATMs through the second quarter of fiscal 2005 but are confident that we will lower this expense to anticipated levels in the third quarter of fiscal 2005. Our other expenses also increased during the three months ended June 30, 2004 due to a $287,707 increase in depreciation and amortization expenses. These expenses increased due to an increase in amortization expense due to the amortization of Available Money's contract rights over their terms.

OFF-BALANCE SHEET ARRANGEMENTS

         There were no off-balance sheet arrangements during the fiscal quarter ended June 30, 2004 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

                            Three Months Ended   Three Months Ended
                             June 30, 2004 ($)    June 30, 2003 ($)   Change ($)
                            ------------------   ------------------   ----------
Net Cash Provided by
 Operating Activities ......      252,756              375,106         (122,350)
Net Cash Used in
 Investing Activities ......       (9,962)            (245,577)         235,615
Net Cash Used in
 Financing Activities ......      (79,779)            (103,179)          23,400

         Net cash provided by operating activities decreased during the first three months of June 30, 2004 primarily due to our significant net loss and increases in accounts receivable and prepaid expenses, offset by increased depreciation and amortization and a significant increase in accounts payable.

         Net cash used in investing activities decreased during the first three months of fiscal year 2005 due to a significant decline in the amount of tangible and intangible assets purchased and the amount of deferred financing costs.

         Net cash used in financing activities decreased during the first three months of fiscal year 2005 due to our decrease in notes payable and increase in restricted cash offset by an increase in the amounts drawn on our lines of credit.

         Our available cash equivalent balance at June 30, 2004 was approximately $395,033 and was approximately $84,724 at July 31, 2004. From inception through March 31, 2003, we raised an aggregate of approximately $2,500,000 in capital through the sale of our equity securities. In addition, we issued two 10% convertible promissory notes in the aggregate principal amount of $250,000 to one investor. In October 2002, this investor converted a $150,000 note into 300,000 shares of our common stock, and from July 2003 through December 2003, we repaid an additional $90,000 of this debt. We intend to repay the remaining principal balance of this note of $10,000 in fiscal 2005.

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

         We incurred $6,000,000 of debt associated with our acquisition of Available Money. $2,000,000 of this indebtedness was paid by tender of an aggregate of 1,470,590 shares of our common stock to the previous shareholders of Available Money. The terms of the Stock Purchase Agreement allow for certain purchase price adjustments associated with this indebtedness that may lower the actual amount we are required to pay. The actual amount paid will not be determined until certain events outlined in the Stock Purchase Agreement have materialized. As of the date of this report, we have withheld $150,000 of the purchase price set forth in the Stock Purchase Agreement due to non-renewal of certain Available Money contracts and claims against Available Money for reimbursement of expenses that they are obligated to pay pursuant to the Stock Purchase Agreement. We have been informed that one of Available Money's casino customers intends to terminate its contract with Available Money prior to the conclusion of the term of the contract. We are confident that the contract does not permit early termination and this customer has communicated to us that this termination was not due to service or compliance issues but as the result of as a contract concession to its lender, who also provides cash access services. At this time, we do not believe that the termination of this contract will have a material adverse effect on our revenues, net income or cash flow from operations. We also believe that we are be entitled to a substantial reduction in the purchase price paid pursuant to the Stock Purchase Agreement if this customer ultimately terminates this contract. We are continuing discussions with this customer and believe that this issue will be resolved during the second quarter of fiscal 2005.

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

         Though we anticipate our operating profits will be sufficient to meet our current obligations under our credit facilities, if we become unable to satisfy these obligations, then our business will be adversely affected as Mercantile Capital will execute its lien and sell our assets to satisfy any amount of outstanding indebtedness under our line of credit loan or our term loan that we are unable to repay.

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

         We are also in the process of converting out all of the former Available Money ATMs that are presently processed by Fifth Third Bank and replacing them with new ATMs, which we will process through our own systems. As part of this process we will replace all of the ATMs at the locations that Available Money presently provides ATM service. Under the agreement with Fifth Third Bank, Fifth Third Bank recognized all revenues and expenses from these ATMs, and Available Money recognized only its share of net income generated by these ATMs. Following this conversion. We will recognize all revenues and expenses from the ATMs, resulting in increased revenues and operating expenses of approximately $9,800,000 and $8,200,000, respectively, per year. We anticipate that this conversion will cost approximately $700,000 to complete in fiscal 2005. As we plan to process all transactions at these ATMs, we will recognize all fees generated as revenues. If we did not convert these ATM's and allowed their transactions to be processed by a third party, then we would only be permitted to record the fees net of processing costs as revenues.

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

         The holders of our Series A Preferred Stock have redemption rights that, if exercised, would require us to redeem our issued and outstanding shares of Series A Preferred Stock and 2,500,000 issued and outstanding stock purchase warrants in exchange for the issued and outstanding common stock of Money Centers of America, Inc. If these redemption rights are exercised, we will lose a significant portion of our existing operations and our results of operations will decline. In addition, there would also be significant risk that our remaining operations would be eliminated as the vault cash lines of credit and debt that we incurred in connection with our acquisition of Available Money are guaranteed by the majority holder of the Series A Preferred Stock. These credit facilities could potentially go into default as a result of the exercise of the Series A Preferred redemption rights, which would leave us without the vault cash necessary to operate our remaining business. A special committee of our board of directors has reached an agreement with the holders of our Series A Preferred Stock pursuant to which we will complete a recapitalization which will, among other things, result in the termination of these redemption rights and effective conversion to common stock of the Series A Preferred Stock and certain warrants issued in our acquisition of Money Centers. Following the recapitalization, the holders of our Series A Preferred Stock and those warrants will own an aggregate of approximately 85% of our issued and outstanding capital stock (calculated on a fully diluted basis) as opposed to the approximately 81% they presently own.

         We do not pay and do not intend to pay dividends on our common stock. We believe it to be in the best interest of our stockholders to invest all available cash in the expansion of our business. We presently have a liability for dividends payable of $23,875 related to dividends declared by Money Centers prior to our merger that have not yet been paid.

         Due to our accumulated deficit of $10,224,394 as of March 31, 2004, our net losses and cash used in operations of $6,634,586 and $158,948, respectively, for the year ended March 31, 2004, our independent auditors have raised substantial doubt about our ability to continue as a going concern. At June 30, 2004, our accumulated deficit was $10,848,236. During the three months ended June 30, 2004, our net losses were $623,842. However, net cash provided by operating activities was $252,756. While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow in fiscal year 2005 or at any time in the future.

ITEM 3 - CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2004.

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

         We are involved in litigation with the former owners of Available Money, Inc. We have determined that we may be entitled to a substantial reduction in the purchase price and that the former owners made material misrepresentations to us in connection with the Stock Purchase Agreement and our acquisition of Available Money, Inc. In response to our effects to resolve the matter, on July 15, 2004, the former owners of Available Money, Inc. filed a lawsuit in the United States District Court for the District of Delaware against us and Christopher M. Wolfington, our Chief Executive Officer, alleging that we failed to make required payments of the purchase price set forth in the Stock Purchase Agreement. In addition, the former stockholders of Available Money also filed a Motion for a Standstill Order/Temporary Restraining Order that the court denied without a hearing. We have paid or tendered to the former Available Money stockholders all consideration now due to them under the Stock Purchase Agreement, we believe that this lawsuit is frivolous and was filed for inappropriate purposes. We will vigorously defend against this action and seek sanctions for filing of a frivolous suit. We also anticipate filing counterclaims against Howard Regen, Helene Regen and Samuel K. Freshman seeking substantial reduction in the purchase price and other damages and remedies based on fraud and misrepresentations by them in connection with the transaction.

         In addition, we are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Effective as of April 12, 2004, we issued 735,295 shares of our common stock to each of Helene Regen and Samuel K. Freshman as the final payment due pursuant to the Stock Purchase Agreement dated January 6, 2004 that we entered into with Ms. Regen and Mr. Freshman. These shares were issued pursuant to
Section 4(2) of the Securities Act.

         In May 2004, we granted options to purchase 62,500 shares of our common stock at an exercise price of $.70 per share to our former chief executive officer pursuant to the terms of his employment agreement. These shares were issued pursuant to Section 4(2) of the Securities Act.

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

         10.1 Amendment No. 1 to Loan and Security Agreement by and between iGames Entertainment, Inc. and Mercantile Capital, L.P. dated April 30, 2004.

         10.2 Term Loan Note payable to the order of Mercantile Capital, L.P. in the principal amount of $2,050,000 dated April 30, 2004.

         31.1 Certification dated August 16, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.

         32.1     Certification dated August 16, 2004 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.

         (b) Reports on Form 8-K

         On May 13, 2004, we filed a Current Report on Form 8-K reporting that we had issued a press release announcing that we had agreed with Christopher M. Wolfington, the holder of a majority of the issued and outstanding shares of our Series A Preferred Stock, to extend until September 30, 2004, the deadline for the Series A Preferred Stockholders to exercise their redemption rights.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        IGAMES ENTERTAINMENT, INC.


Date:  August 16, 2004                  By: /s/ Christopher M. Wolfington
                                            -----------------------------
                                            Christopher M. Wolfington

                                            Chief Executive Officer and
                                            Chief Financial Officer
                                            (principal financial officer and
                                            principal accounting officer)