Form 10QSB
period 2004-09-30
MONEY CENTERS OF AMERICA, INC.
filed 2004-11-15
CIK 1165271

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Fiscal Quarter ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________


                          Commission File No. 000-49723


                         MONEY CENTERS OF AMERICA, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


             DELAWARE                                           23-2929364
 -------------------------------                            -------------------
 (State of Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)


         700 SOUTH HENDERSON ROAD, SUITE 325, KING OF PRUSSIA, PA 19406
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)


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

         As of November 12, 2004, the issuer had issued and outstanding 23,117,126 shares of its common stock, par value $0.001 per share.

                         MONEY CENTERS OF AMERICA, INC.
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                              INDEX TO FORM 10-QSB


                                                                            PAGE
                                                                             NO.
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Balance Sheet at
                  September 30, 2004 (unaudited) ...........................   1

                  Consolidated Statements of Operations for the
                  Three and Six Months Ended
                  September 30,2004 and 2003 (unaudited) ...................   2

                  Consolidated Statements of Cash Flows for the
                  Three and Six Months Ended
                  September 30, 2004 and 2003 (unaudited) ..................   3

                  Notes to Financial Statements ............................   4

         Item 2.  Management's Discussion and Analysis or Plan or Operation   11

         Item 3.  Controls and Procedures ..................................  22


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ........................................  24

         Item 2.  Changes in Securities and Use of Proceeds ................  25

         Item 3.  Defaults Upon Senior Securities ..........................  25

         Item 4.  Submission of Matters to a Vote of Security Holders.......  25

         Item 5.  Other Events .............................................  25

         Item 6.  Exhibits and Reports on Form 8-K .........................  25

         Signatures ........................................................  26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MONEY CENTERS OF AMERICA, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS

Current assets:
   Cash and cash equivalents ....................................  $  1,210,100
   Restricted cash ..............................................     2,204,557
   Accounts receivable ..........................................       888,862
   Loans receivable .............................................        58,000
   Prepaid expenses and other current assets ....................       429,912
                                                                   ------------
     Total current assets .......................................     4,791,431

Property and equipment, net .....................................       378,761

Intangible assets, net ..........................................     5,138,607

Deferred financing costs ........................................       108,455
                                                                   ------------
                                                                   $ 10,417,254
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable .............................................  $    992,708
   Accrued expenses .............................................       170,212
   Current portion of capital lease .............................        18,369
   Loans payable ................................................     2,000,000
   Notes payable ................................................       160,000
   Note payable, related party ..................................       201,154
   Lines of credit ..............................................     6,175,878
   Due to officer ...............................................       314,512
   Commissions payable ..........................................     1,023,556
   Dividends payable ............................................        23,875
                                                                   ------------
     Total current liabilities ..................................    11,080,264

Long-term liabilities:
Capital lease ...................................................        32,327
                                                                   ------------

Stockholders' Deficit:

   Preferred stock; $.001 par value, 5,000,000 shares authorized
     1,351,640 shares issued and outstanding ....................         1,351
   Common stock; $.004 par value, 50,000,000 shares authorized
     5,524,393 shares issued and outstanding ....................        22,097
   Additional paid-in capital ...................................    10,913,190
   Accumulated deficit ..........................................   (11,631,975)
                                                                   ------------
     Total stockholders' deficit ................................      (695,337)
                                                                   ------------

                                                                   $ 10,417,254
                                                                   ============

                 The accompanying notes are an integral part of
                           these financial statements.

                                   MONEY CENTERS OF AMERICA, INC.

                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                  2004          2003          2004          2003
                                              -----------   -----------   -----------   -----------
Revenues ...................................  $ 4,767,853   $ 1,748,992   $ 9,382,410   $ 3,076,080

Operating expenses .........................    4,040,955     1,492,746     7,882,187     2,524,748
                                              -----------   -----------   -----------   -----------

Gross profit ...............................      726,898       256,246     1,500,223       551,332

Selling, general and administrative expenses      568,326       246,055     1,119,203       444,170

Depreciation and amortization ..............      454,282        47,558       778,715        83,284
                                              -----------   -----------   -----------   -----------

Operating loss .............................     (295,710)      (37,367)     (397,695)       23,878

Other income (expenses):

Interest expense, net ......................     (488,029)      (64,967)   (1,010,056)      (88,516)
Other income ...............................            -         3,263           170         3,263
                                              -----------   -----------   -----------   -----------
                                                 (488,029)      (61,704)   (1,009,886)      (85,253)
                                              -----------   -----------   -----------   -----------

Net loss ...................................     (783,739)      (99,071)   (1,407,581)      (61,375)
                                              ===========   ===========   ===========   ===========

Net loss per common share basic and diluted   $     (0.14)  $     (0.03)  $     (0.26)  $     (0.02)
                                              ===========   ===========   ===========   ===========

Weighted Average Common Shares Outstanding
              -Basic and Diluted ...........    5,524,530     3,433,438     5,314,387     3,323,214
                                              ===========   ===========   ===========   ===========

                           The accompanying notes are an integral part of
                                     these financial statements.

                                                  2

                         MONEY CENTERS OF AMERICA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months Ended
                                                            September 30,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------
Cash flows from operating activities:
   Net loss ......................................... $(1,407,581)  $   (61,375)
   Adjustments used to reconcile net loss to net cash
     provided (used) by operating activities:
       Depreciation and amortization ................     778,715        83,284
       Gain on disposal of assets ...................           -        (3,263)
       Increase in:
          Accounts payable ..........................     336,408        15,823
          Accrued expenses ..........................      59,103         2,785
          Commissions payable .......................     690,357       211,172
       (Increase) decrease in:
          Prepaid expenses and other current assets      (238,467)      (21,100)
          Accounts receivable .......................       5,356      (542,761)
          Loans receivable...........................           -       181,312
                                                      -----------   -----------

Net cash provided (used) by operating activities ....     223,891      (134,123)

Cash flows from investing activities:
   Proceeds from disposal of assets..................           -        22,760
   Purchases of property and equipment ..............     (32,924)     (212,231)
   Purchase of intangible assets ....................     (35,000)      (10,552)
   Purchase of deferred financing....................           -       (77,245)
                                                      -----------   -----------

Net cash used by investing activities ...............     (67,924)     (277,268)

Cash flows from financing activities:
   Increase in restricted cash ......................  (1,261,336)     (432,270)
   Net change in line of credit .....................   3,737,760       677,792
   Capital lease obligation .........................           -       148,437
   Payments on capital lease obligations ............      (9,684)      (77,834)
   Increase in loans payable ........................           -        26,687
   Advances to officer ..............................           -       (17,927)
   Advances from officer ............................           -       100,000
   Proceeds from notes payable ......................     210,000             -
   Payments on notes payable ........................  (1,858,500)            -
   Decrease in loans receivable .....................       5,000             -
   Dividends ........................................      (1,125)      (47,500)
                                                      -----------   -----------

Net cash provided by financing activities ...........     822,115       377,385

NET INCREASE (DECREASE) IN CASH .....................     978,082       (34,006)

CASH, beginning of period ...........................     232,018     1,363,450
                                                      -----------   -----------

CASH, end of period ................................. $ 1,210,100   $ 1,329,444
                                                      ===========   ===========

Supplemental disclosures:

   Cash paid during the period for interest ......... $ 1,010,056   $    88,516
                                                      ===========   ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

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

On January 2, 2004, pursuant to an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among Money Centers of America, Inc. (Money Centers), Christopher M. Wolfington, iGames, Michele Friedman, Jeremy Stein and Money Centers Acquisition, Inc., a wholly-owned subsidiary of iGames, Money Centers Acquisition, Inc. was merged with and into Money Centers and Money Centers, as the surviving corporation, became a wholly-owned subsidiary of iGames (the "Merger"). For accounting purposes, the transaction was treated as a recapitalization and accounted for as a reverse acquisition Therefore, the financial statements reported herein and accompanying notes thereto reflect the assets, liabilities and operations of Money Centers as if it had been the reporting entity since inception. In connection with the Merger, all of the issued and outstanding shares of capital stock of Money Centers were tendered to iGames and iGames issued to the Money Centers stockholders an aggregate of 1,351,640 shares of iGames Series A Convertible Preferred Stock, $.001 par value per share, and warrants to purchase an aggregate of 2,500,000 shares of iGames common stock, par value $.004 per share, at an exercise price of $.01 per share. Each share of Series A Convertible Preferred Stock is entitled to ten votes in all matters submitted to a vote of iGames shareholders and is convertible at the option of the holders into ten shares of common stock at any time after the date on which iGames amends its articles of incorporation to increase the number of authorized shares of its common stock to at least 125,000,000.

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

Pursuant to the terms of a Stock Purchase Agreement between iGames, Helene Regen and Samuel Freshman dated January 6, 2004 (the "Stock Purchase Agreement"), iGames acquired all of the issued and outstanding shares of capital stock of Available Money, a provider of cash access services based in Los Angeles, California. The purchase price of this transaction was $6,000,000, $2,000,000 of which was paid in cash at closing, $1,850,000 of which was paid in cash on April 12, 2004, and $2,000,000 of which was paid by issuance of 1,470,589 shares of iGames common stock on April 12, 2004.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION (CONTINUED)

The Stock Purchase Agreement provides for adjustment of the purchase price in the event that certain of Available Money's customer contracts do not renew or that the former stockholders of Available Money do not provide iGames with assistance in obtaining renewals of such contracts. We are withholding payment of the remaining $150,000 of the purchase price in accordance with these provisions of the Stock Purchase Agreement. We have also made additional adjustments to the purchase price. See Note 13.

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

2. UNAUDITED INTERIM INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and related footnotes for the fiscal year ended March 31, 2004 and notes thereto contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the six months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year ending March 31, 2005.

3. RECLASSIFICATION

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' deficit.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES PAYABLE

Notes payable at September 30, 2004 consisted of the following:

                                                                         2004
                                                                      ----------

On March 1, 2002, the Company issued a convertible promissory note to an individual in the principal amount of $100,000. From July 2003 through September 2004, the Company repaid $90,000 of this debt. The remaining principal balance of this note of $10,000 continues to bear
interest at 10% per annum and is due upon demand. ....................   $10,000

The Company borrowed $2,000,000 from Chex Services, Inc. to pay the first $2,000,000 to the former owners of Available Money. The loan bears interest at a rate of 15% per annum from January 6, 2004 until February 1, 2004 (25 days). In addition, in lieu of interest, the lender is entitled to receive payment of 50% of the operating income of Available Money. To date, the operating income of Available Money has been immaterial. The loan is currently in litigation, see note 12. 2,000,000

This represents the remaining $150,000 of the Available Money purchase price. As stated in Note 1, this amount is being withheld from
Helene Reagan and Samuel Freshman in accordance with the agreement
provisions regarding the extensions of various contracts. ............   150,000

On September 10, 2004, the Company borrowed $210,000 from a family member of an officer of the Company to pay an advance on commissions to a new casino. This note is shown net of a discount $8,846 for the value of various warrants issued in conjunction with the loan. The discount of $8,846 is amortized over 17 months and begins October 1,
2004. The note bears interest at 10% per annum and is payable monthly, beginning October 1, 2004. The principal amount of this note is repayable in monthly payments payable on the 1st day of each month commencing with the second month following the month in which Money
Centers of America, Inc. commences operations at Angel of the Winds
Casino (the "Gaming Establishment"), and continuing on the 1st day of each month thereafter through April 30, 2005. Per the contract between
MCA and Angel of the Winds Casino, this note's interest is deductible
from the commission that MCA pays the Casino on a monthly basis. .....   201,154
                                                                      ----------

                                                                      $2,361,154
                                                                      ==========

5. LINES OF CREDIT:

On April 12, 2004, we entered into a term note in the principal amount of $2,050,000 payable to Mercantile Capital. The note with Mercantile bears interest at 17% and is payable over a 24 month period.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. STOCKHOLDERS' DEFICIT

We incurred $6,000,000 of debt associated with our acquisition of Available Money. $2,000,000 of this indebtedness was paid by tender of an aggregate of 1,470,590 shares of our common stock to the previous shareholders of Available Money. The terms of the Stock Purchase Agreement allow for certain purchase price adjustments associated with this indebtedness that may lower the actual amount we are required to pay. The actual amount paid will not be determined until certain events outlined in the Stock Purchase Agreement have materialized. As of the date of this report, we have withheld $150,000 of the purchase price set forth in the Stock Purchase Agreement due to non-renewal of certain Available Money contracts and claims against Available Money for reimbursement of expenses that they are obligated to pay pursuant to the Stock Purchase Agreement, see notes 12 and 13.

Pursuant to the terms of a common stock offering with registration rights, the Company has accrued penalties in the amount of 55,000 shares. The Company has valued these shares at $38,385.

Stock option and warrant activity for the six months ended September 30, 2004 is summarized as follows:

                                                 Number of      Weighted Average
                                                  Shares         Exercise Price
                                                 ---------      ----------------

Outstanding at March 31, 2004 .............       7,269,064          $ .95
    Granted ...............................         112,500            .54
    Exercised .............................               -              -
    Canceled ..............................               -              -
                                                  ---------          -----
Outstanding at September 30, 2004 .........       7,381,564          $ .94
                                                  =========          =====

The following table summarizes the Company's stock options and warrants outstanding at September 30, 2004:

                                       Options and
                                   Warrants Outstanding
                       ------------------------------------------
                                        Weighted         Weighted
                                         Average          Average
    Range of                            Remaining        Exercise
 Exercise Price          Number           Life            Price
 --------------        ---------        ---------        --------
  $2.40 - 4.00           237,500           4.00           $ 3.24
   4.00-6.00           1,286,564           2.25             5.00
      8.00               125,000           9.75             8.00
      .01              5,620,000           9.75              .01
      .70                 62,500          10.00              .70
      .33                 25,000           5.00              .33
      .33                 25,000           1.42              .33
                       ---------
                       7,381,564
                       =========

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. STOCKHOLDERS' DEFICIT (CONTINUED)

All outstanding options and warrants are exercisable at September 30, 2004. Compensation expense, net income or earnings per share would not have changed had the Company applied SFAS No. 123 instead of APB No. 25.

7. COMMITMENTS

   a. LEASE COMMITMENTS

      In conjunction with converting all of the Available Money ATM's, the Company now pays rent to various mall properties where it has ATM machines. These monthly rents average $42,000 per month.

      The Company is party to a three year lease agreement pursuant to which it rents office space in Pennsylvania at a monthly rent of $2,200. The first three months of this lease will only require payment of monthly operating expenses. This lease commences when the landlord has completed refitting the space. The lease has not yet commenced because the landlord has not yet finished the refit of the office.

      The Company's total rent expense under operating leases was approximately $275,751 and $6,616 for the six months ended September 30, 2004 and 2003, respectively.

8. CONCENTRATION OF CREDIT RISK

The Company maintains cash in bank accounts which exceed federally insured limits. At September 30, 2004, the Company had deposits in excess of federally insured amounts aggregating approximately $5,930,000 at various financial institutions. The Company believes it has its cash deposits at high quality financial institutions. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

For the six months ended September 30, 2004, 27% of total revenues were derived from operations at one casino. No other customer represented more than ten percent of our total revenues for the six months ended 2004.

9. DUE TO OFFICER

Amounts due to officer are evidenced by notes in the aggregate amounts of $338,600 that bears interest at a rate of 10% per annum, payable monthly, and are due on demand. This consists of $100,000 loaned to the Company by the officer in fiscal year 2004. This amount also includes a monies due the officer in the amount of $6,771 from 2002, sales commissions due the officer in the amount of $21,029 from 2001, sales commissions due the officer in the amount of $5,000 from fiscal year 2003 and the officer's fiscal year 2004 bonus per his employment agreement in the amount of $205,800. Payments in the amount of $24,088 paid to the officer have been netted to this note. The officer has been paid $20,278 in interest on this note during the six months ended September 30, 2004.

10. INTEREST EXPENSE

Included in interest expense are monies owed to a vendor for interest charges. The interest is based on the amount of restricted cash in our ATM machines and network and is calculated on a daily basis. The balance of this restricted cash at September 30, 2004 was approximately $5,900,000.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $11,631,975 as of September 30, 2004 and had net losses for the six months ended September 30, 2004 and a negative working capital of $6,288,833. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

12. LITIGATION

On March 24, 2004, we filed a complaint in United States District Court for the District of Delaware against Equitex, Inc. and its wholly-owned subsidiary, Chex Services, Inc. d/b/a Fastfunds ("Chex"). In the complaint, we allege that Equitex and Chex committed numerous breaches of the terms of the November 3, 2003 Stock Purchase Agreement pursuant to which we were to have acquired Chex from Equitex, including (i) false representations and warranties related to terminated Chex casino contracts and over $600,000 in bad debts, (ii) material misrepresentations in SEC filings, (iii) entering into a material financing transaction in violation of the covenant not to enter into transactions outside the ordinary course of business, and (iv) failure to proceed in good faith toward closing, including notifying iGames that Equitex could not close on the transaction as structured. These breaches entitle us to terminate the Stock Purchase Agreement and receive a $1,000,000 termination fee and reimbursement of our transaction costs (estimated at over $750,000) from Equitex and Chex. Our complaint also states that Chex wrongfully and tortiously declared a default under the $2,000,000 promissory note that we issued to Chex in connection with our acquisition of Available Money, and that Equitex and Chex tortiously interfered with our relationship with our senior lender. We seek to recover the $1,000,000 termination fee and transaction costs together with significant damages that resulted from the defendants' breaches and tortuous conduct.

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

On March 15, 2004, Chex filed a complaint in the District Court of the State of Minnesota for the County of Hennepin against us alleging that we defaulted on interest payments on a $2,000,000 promissory note evidencing our obligation to repay a loan that Chex extended to us in connection with our acquisition of Available Money (the "Minnesota Complaint"). The Minnesota Complaint seeks payment of The principal balance of the loan and accrued interest thereon. Chex initially alleged that we are liable to them for a penalty fee of $1,000,000 as the result of the alleged termination by Equitex of the November 3, 2003 Stock Purchase Agreement, but have since waived their claims to the penalty fee. We subsequently removed the Minnesota Complaint to the United States District Court for the District of Minnesota. On June 23, 2004, the United States District Court for the District of Minnesota transferred this action to the United States District Court for the District of Delaware. This case and the two Delaware federal court actions described above have since been consolidated by the United States District Court for the District of Delaware. On November 12, 2004, the Delaware District Court judge denied Chex's motion for summary judgment for sums allegedly due on the $2,000,000 promissory note on the basis that the facts surrounding the alleged default on the note and the termination of the Stock Purchase Agreement were substantially interrelated and that resolution of the issues raised by Chex's motion would have to await trial. We are vigorously defending this action, which is still in the pleadings stage, and believe that Chex's claims lack merit.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. LITIGATION (CONTINUED)

On July 15, 2004, the former stockholders of Available Money, Inc. filed a lawsuit in the United States District Court for the District of Delaware against us and Christopher M. Wolfington, our Chief Executive Officer. The complaint arises out of our purchase of the capital stock of Available Money, Inc. pursuant to the Stock Purchase Agreement and alleges that we failed to make required payments of the purchase price set forth in the Stock Purchase Agreement. In addition, the former stockholders of Available Money also filed a Motion for a Standstill Order/Temporary Restraining Order that the court denied without a hearing. As we have paid or tendered to the former Available Money stockholders all consideration now due to them under the Stock Purchase Agreement, we believe that this lawsuit is frivolous. Accordingly, we believe that the suit was filed for inappropriate purposes and will vigorously defend against this action and seek sanctions for filing of a frivolous suit. We also anticipate filing counterclaims against Howard Regen, Helene Regen and Samuel K. Freshman seeking substantial reduction in the purchase price and other damages and remedies based on fraud and misrepresentations by them in connection with the transaction.

In addition, we are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

13. SUBSEQUENT EVENTS

One of Available Money's casino customers terminated its contract with Available Money effective November 1, 2004. This customer has communicated to us that this termination was not due to service or compliance issues but was the result of a contract concession to its lender, who also provides cash access services. Pursuant to the Stock Purchase Agreement dated January 6, 2004 between the Company and the former stockholders of Available Money, the Company is entitled to a significant purchase price adjustment as a result of this contract termination and has cancelled an aggregate of 826,128 shares of its common stock that it issued to the former stockholders of Available Money in order to effect this purchase price adjustment. At this time, we do not believe that the termination of this contract will have a material adverse effect on our revenues, net income or cash flow from operations.

On October 15, 2004, pursuant to an Agreement and Plan of Merger dated as of August 10, 2004 (the "Merger Agreement") by and between iGames and us, iGames was merged with and into us. Pursuant to the Merger Agreement, the holder of each share of iGames' common stock received one share of our common stock, and each holder of shares of iGames' Series A Convertible Preferred Stock received
11.5 shares of our common stock. Options and warrants to purchase iGames' common stock, other than warrants issued as part of the merger consideration in iGames' January 2004 acquisition of us (the "Merger Warrants"), are deemed options and warrants to purchase the same number of shares of our common stock with no change in exercise price. The Merger Warrants were cancelled in exchange for
1.15 shares of our common stock for each share of common stock purchasable thereunder.

As a result of this merger, our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws govern the rights of our stockholders. We have also assumed administration of the iGames' Amended and Restated 2003 Stock Incentive Plan. iGames had a fiscal year that ended on March
31. We presently have a fiscal year that ends on December 31. We intend to retain our December 31 fiscal year and to file an Annual Report on Form 10-KSB covering the transition period. Our common stock is now quoted on the Over-the-Counter Bulletin Board under the symbol "MCAM."

Money Centers began full service operation at a new casino on October 28, 2004.

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

HISTORY

         iGames was incorporated in the State of Florida on May 9, 2001 under the name Alladin Software, Inc. On June 25, 2001, it changed its name to iGames Entertainment, Inc. On July 10, 2001, iGames Entertainment, Inc. was incorporated in Nevada, and iGames Entertainment, Inc., a Florida corporation, became a wholly-owned subsidiary. On January 2, 2004, iGames acquired us pursuant to our merger with and into a wholly-owned subsidiary of iGames formed for that purpose. In addition, on January 6, 2004, iGames acquired the stock of Available Money, the operator of free-standing ATM machines in casinos. The business operations of Available Money were combined with our business operations.

         Our acquisition by iGames was accounted for as a reverse acquisition. Although iGames was the legal acquirer in the merger, we were the accounting acquirer since our shareholders acquired a majority ownership interest in iGames. Consequently, our historical financial information is reflected in the financial statements prior to January 2004. All significant intercompany transactions and balances have been eliminated. We do not present pro forma information as the merger is a recapitalization and not a business combination.

         On October 15, 2004, pursuant to an Agreement and Plan of Merger dated as of August 10, 2004 (the "Merger Agreement") by and between iGames and us, iGames was merged with and into us. Pursuant to the Merger Agreement, the holder of each share of iGames' common stock received one share of our common stock, and each holder of shares of iGames' Series A Convertible Preferred Stock received 11.5 shares of our common stock. Options and warrants to purchase iGames' common stock, other than warrants issued as part of the merger consideration in iGames' January 2004 acquisition of us (the "Merger Warrants"), are deemed options and warrants to purchase the same number of shares of our common stock with no change in exercise price. The Merger Warrants were cancelled in exchange for 1.15 shares of our common stock for each share of common stock purchasable thereunder.

         As a result of this merger, iGames ceased to exist as a corporation and we succeeded to the registration of iGames under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Act"), pursuant to the provisions of Rule 12g-3(a) promulgated under the Act. iGames was registered, and filed reports, under the Act with the Securities and Exchange Commission (the "Commission") in accordance with Section 12(g) of the Act.

         In addition, as a result of this merger, our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws govern the rights of our stockholders. We have also assumed administration of the iGames' Amended and Restated 2003 Stock Incentive Plan. iGames had a fiscal year that ended on March 31. We presently have a fiscal year that ends on December 31. We intend to retain our December 31 fiscal year and to file an Annual Report on Form 10-KSB covering the transition period. Our common stock is now quoted on the Over-the-Counter Bulletin Board under the symbol "MCAM."

         Our business model is to be an innovator and industry leader in cash access and financial management services for the gaming industry. Within the funds transfer and processing industries there exists niche markets that are capable of generating substantial operating margins without the requirement to process billions of dollars in transactions that is the norm for the industry. We believe there is significant value to having a proprietary position in each phase of the transaction process in the niche markets where management has a proven track record. The gaming industry is an example of such a market and is currently where we derive the majority of our revenues. We have identified other markets with similar opportunities, however we have not executed any plans to exploit these markets at this time.

         From October 1999 until March 2001, we were a development company focusing on the completion of a Point of Sale ("POS") transaction management system for the gaming industry. In March 2001, we commenced operations with the launch of the POS system at the Paragon Casino in Marksville, LA. As a result of the acquisition of Available Money and our continued growth, we currently provide services in 33 locations across the United States.

CURRENT OVERVIEW

         The acquisition of Available Money was completed in January 2004. We are continuing to aggressively pursue our integration of this acquisition into our business and to complete the conversion of all of processing of the Available Money cash services business over to the systems we utilize. These conversions are timely and expensive, as they include the purchase of new ATM hardware.

         We have also executed a plan to restructure our management team in an effort to streamline our operations and reduce our selling, general and administrative expenses. We believe that the changes resulting from this restructuring plan will save us approximately an additional $440,000 more per year than we had originally anticipated. We began realizing these savings in September 2004. Additionally, in September 2004, we closed our Florida office. In addition, in the fourth quarter of 2004, we are signing new and more beneficial contracts with our credit card processors and our vault cash providers. We anticipate that these new contracts will lower our operating expenses beginning in 2005.

         We are confident that we have sufficient capacity to handle additional customer accounts at our present level of staffing and using our current systems and infrastructure. In fact, we have begun operations at two new full service casino locations. One contract began in September 2004 and the other began in October 2004. We will begin recognizing revenues from these new contracts during the fourth quarter of 2004 with no additional general and administrative expenses required to be incurred to service these contracts. While our interest expense has been higher than we anticipated, we are close to finalizing the re-financing of our lines of credit to reduce the interest rates we pay on our lines of credit, which will lower our expenses and contribute to our profitability.

         We seek to avoid litigation and to minimize our exposure to potential claims arising in the normal course of our business and as a result of our acquisitions. Despite these efforts, we have been named as a defendant in several legal proceedings described in Part II, Item 1. Legal Proceedings beginning on page 24 of this report. We are confident that it is in our best interests to defend these claims and to pursue counterclaims where we believe that we are likely to obtain a favorable result. During the six months ended September 30, 2004, we have incurred approximately $270,000 in legal fees related to these legal proceedings and anticipate incurring a substantial amount of additional legal fees related to these legal proceedings throughout 2004 and 2005.

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

         The trend towards consolidation of the major gaming companies has continued and will make it difficult to continue to offer our services in the traditional manner. The economics are too compelling for the gaming operators not to consider internalizing these operations in order to generate additional revenue and profits to service the debt associated with the consolidation. Our preparation has continued to position us to capitalize on this trend. We have prepared for this change and have already begun to offer our systems and services through the issuance of Technology and Use Agreements. Instead of outsourcing the cash services operations, we have begun to offer turn-key processing capabilities for internal use by the casino. This means casinos will license our technology so they can operate and maintain their own cash access services, including the addition of their merchant card processing. Our size makes us uniquely capable of adapting to this change. Though the license agreements do not have the same revenue potential as a traditional cash services contract, the net income derived from these agreements is higher, the user agreements are for a longer period of time and we do not have the same capital expenditures or vault cash requirements that we experience in performing traditional cash access services. Furthermore, our larger competitors have spent years trying to conceal the economic benefits of this type of offering because their large infrastructure is designed to only support an outsourced solution.

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

         Organic growth through sales by internal salespeople is usually the most efficient and profitable growth strategy in the cash services business. Much of our historical growth has occurred in this manner. We realize that recognizing industry trends is no assurance of success. We have also complimented our internal sales strategy by creating relationships with independent sales organizations that have established relationships with gaming operators nationwide. Although our sales commissions will be higher at gaming establishments entered through this sales channel, we will not be burdened with the up-front salary, travel and entertainment costs associated with the traditional internal sales approach. We continue to view strategic acquisitions as part of our business plan to obtain the critical mass we believe is necessary to compete effectively in our industry.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. THREE MONTHS ENDED SEPTEMBER 30, 2003

                                   Three Months      Three Months
                                 Ended September   Ended September
                                   30, 2004 ($)      30, 2003 ($)     Change ($)
                                 ---------------   ---------------    ----------
Net Income (Loss) ...........        (783,739)         (99,071)        (684,668)
Revenues ....................       4,767,853        1,748,992        3,018,861
Operating Expenses ..........       4,040,955        1,492,746        2,548,209
Selling, General and
 Administrative Expenses ....         568,326          246,055          322,271
Depreciation and Amortization         454,282           47,558          406,724
Other Income (Expenses) .....        (488,029)         (61,704)        (426,325)

         Our net loss increased during the three months ended September 30, 2004 due to non-recurring expenses related to the integration of the acquisition of Available Money into our business, higher interest expenses related to our increased sales volume and high legal expenses related to legal proceedings that we anticipate may continue throughout 2004 and 2005.

         Our revenues increased by approximately 173% during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Our same store revenues increased by 14% during the three months ended

September 30, 2004 as compared to the three months ended September 30, 2003. In addition, we experienced increased transaction volume. In calendar year 2003, our POS system facilitated 892,915 transactions (75% increase over calendar year
2002) totaling $140,536,954 (44% increase over calendar year 2002) generating over $5.5 million in revenue (63% increase over calendar year 2002). Assuming no additional customer sales, for calendar year 2004 we are on pace to facilitate over 7.0 million transactions totaling over $750,000,000. During the three months ended September 30, 2004, our POS system facilitated 1,779,949 transactions (481% increase over the three months ended September 30, 2003) totaling $190,338,645 (300% increase over the three months ended September 30, 2003) generating over $4.7 million in revenues (173% increase over the three months ended September 30, 2003). Our results of operations and revenue growth exceeded expectations though our number of new accounts was lower than anticipated. However, in early 2004, we were successful in launching two major products that will contribute to our future success; CreditPlus and our Cash Services Host Program, both of which are continuing to generate new revenues and profits for us.

         Our operating expenses increased during the three months ended September 30, 2004 due to the transaction processing expenses and casino commissions related to the increase in our transaction volume. In addition, some of the new casino contracts provided for higher casino commissions than under our existing contracts. Also, based on our higher level of operations, we had 51 operations employees at September 30, 2004 as compared to 43 operations employees at September 30, 2003, which resulted in additional compensation and benefits expenses.

         Our selling, general and administrative expenses increased during the three months ended September 30, 2004 primarily due to $150,000 in legal fees related to pending legal proceedings. Other factors contributing to the increase in selling, general and administrative expenses include additional travel expenses of approximately $16,000 related to the set-up of two new casino locations and additional management compensation of approximately $94,000. The additional management compensation is offset by a reduction of dividend distributions of $25,000. In addition, accounting fees have increased by approximately $16,000 and insurance has increased by approximately $9,000 due to the purchase of directors' and officers' insurance, which we did not have during the three months ended September 30, 2003 as we were a private company during that period.

         Our depreciation and amortization expenses increased during the three months ended September 30, 2004 due to our higher level of fixed and intangible assets that we purchased to support our increased level of operations.

         Our other expenses increased during the three months ended September 30, 2004 mostly due to a $423,062 increase in interest expense. This increase was due to us having $6,175,878 of our lines of credit used at September 30, 2004 at an average interest rate of 15.1% as opposed to $976,161 of our lines of credit used at September 30, 2003 at an average interest rate of 11.2%. These additional draws on our lines of credit were necessary to satisfy our increased transaction volume and to make the second cash payment of purchase price to the former stockholders of Available Money. We are in the process of evaluating our options to re-finance our existing lines of credit at a lower rate of interest. We have been continuing our efforts and are on schedule to re-finance our vault cash for all of our operations. We anticipate that new agreements will be executed during the fourth quarter of 2004, allowing us to begin realizing potential reductions in interest expense during the first quarter of 2005.

SIX MONTHS ENDED SEPTEMBER 30, 2004 VS. SIX MONTHS ENDED SEPTEMBER 30, 2003

                                   Six Months         Six Months
                                Ended September    Ended September
                                  30, 2004 ($)       30, 2003 ($)     Change ($)
                                ---------------    ---------------    ----------
Net Income (Loss) ...........      (1,407,581)         (61,375)      (1,346,206)
Revenues ....................       9,382,410        3,076,080        6,306,330
Operating Expenses ..........       7,882,187        2,524,748        5,357,439
Selling, General and
 Administrative Expenses ....       1,119,203          444,170          675,033
Depreciation and Amortization         778,715           83,284          695,431
Other Income (Expenses) .....      (1,009,886)         (85,253)        (924,633)

         Our net loss increased during the six months ended September 30, 2004 due to non-recurring expenses related to the integration of the acquisition of Available Money into our business, higher interest expenses related to our increased sales volume and high legal expenses related to legal proceedings that we anticipate may continue throughout 2004 and 2005.

         Our revenues increased by approximately 205% during the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. Our same store revenues increased by 31% during the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. In addition, we experienced increased transaction volume. In calendar year 2003, our POS system facilitated 892,915 transactions (75% increase over calendar year 2002) totaling $140,536,954 (44% increase over calendar year 2002) generating over $5.5 million in revenue (63% increase over calendar year 2002). Assuming no additional customer sales, for calendar year 2004 we are on pace to facilitate over 7.0 million transactions totaling over $750,000,000. During the six months ended September 30, 2004, our POS system facilitated 3,507,332 transactions (63% increase over the six months ended September 30, 2003) totaling $373,655,828 (358% increase over the six months ended September 30, 2003) generating over $9.3 million in revenues (205% increase over the six months ended September 30, 2003). Our results of operations and revenue growth exceeded expectations though our number of new accounts was lower than anticipated. However, in early 2004, we were successful in launching two major products that will contribute to our future success; CreditPlus and our Cash Services Host Program, both of which are continuing to generate new revenues and profits for us.

         Our operating expenses increased during the six months ended September 30, 2004 due to the transaction processing expenses and casino commissions related to the increase in our transaction volume. In addition, some of the new casino contracts provided for higher casino commissions than under our existing contracts. Also, based on our higher level of operations, we had 51 operations employees at September 30, 2004 as compared to 43 operations employees at September 30, 2003, which resulted in additional compensation and benefits expenses.

         Our selling, general and administrative expenses increased during the six months ended September 30, 2004 primarily due to $270,000 in legal fees related to pending legal proceedings. Other factors contributing to the increase in selling, general and administrative expenses include additional travel expenses of approximately $34,000 related to the set-up of two new casino locations and additional management compensation of approximately $192,000. The additional management compensation is offset by a reduction of dividend distributions of $47,500. In addition, accounting fees have increased by approximately $19,000 and insurance has increased by approximately $9,000 due to the purchase of directors' and officers' insurance, which we did not have during the six months ended September 30, 2003 as we were a private company during that period.

         Our depreciation and amortization expenses increased during the six months ended September 30, 2004 due to our higher level of fixed and intangible assets that we purchased to support our increased level of operations.

         Our other expenses increased during the six months ended September 30, 2004 mostly due to a $921,540 increase in interest expense. This increase was due to us having $6,175,878 of our lines of credit used at September 30, 2004 at an average interest rate of 15.1% as opposed to $976,161 of our lines of credit used at September 30, 2003 at an average interest rate of 11.2%. We have been continuing our efforts and are on schedule to re-finance our vault cash for all of our operations. We anticipate that new agreements will be executed during the fourth quarter of 2004, allowing us to begin realizing potential reductions in interest expense during the first quarter of 2005.

OFF-BALANCE SHEET ARRANGEMENTS

         There were no off-balance sheet arrangements during the fiscal quarter ended September 30, 2004 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

                                    Six Months       Six Months
                                      Ended            Ended
                                  September 30,    September 30,
                                     2004 ($)         2003 ($)        Change ($)
                                  -------------    -------------      ----------
Net Cash Provided by
 Operating Activities .......         223,891         (134,123)         358,014
Net Cash Used by
 Investing Activities .......         (67,924)        (277,268)         209,344
Net Cash Provided (Used)
 by Financing Activities ....         822,115          377,385          444,730

         Net cash provided by operating activities increased during the six months ended September 30, 2004 primarily due to increased depreciation and amortization and a significant increase in accounts payable, accrued expenses and commissions payable, offset by our significant net loss and increases in prepaid expenses.

         Net cash used by investing activities decreased during the six months ended September 30, 2004 due to a significant decline in the amount of tangible and intangible assets purchased and the amount of deferred financing costs.

         Net cash provided by financing activities increased during the six months of September 30, 2004 due to increases in our lines of credit and advances from officers offset by decreases in notes payable and an increase in the amount of restricted cash.

         Our available cash equivalent balance at September 30, 2004 was approximately $1,210,000. From inception through March 31, 2003, we raised an aggregate of approximately $2,500,000 in capital through the sale of our equity securities. In addition, we issued two 10% convertible promissory notes in the aggregate principal amount of $250,000 to one investor. In October 2002, this investor converted a $150,000 note into 300,000 shares of our common stock, and from July 2003 through December 2003, we repaid an additional $90,000 of this debt. We intend to repay the remaining principal balance of this note of $10,000 in 2005.

         In January 2004, iGames completed its merger with us and its acquisition of Available Money. We and Available Money each have established operations. In addition, we have an existing vault cash line of credit of $3,000,000. All of this line of credit is available to fund our vault cash needs. We must obtain the consent of the lender to use any of this line to fund our other operating expenses. We believe that these sources of cash flow will be sufficient to fund our operations for at least the next twelve months.

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

         iGames incurred $6,000,000 of debt associated with its acquisition of Available Money. $2,000,000 of this indebtedness was paid by tender of an aggregate of 1,470,590 shares of our common stock to the previous shareholders of Available Money. The terms of the Stock Purchase Agreement allow for certain purchase price adjustments associated with this indebtedness that may lower the actual amount we are required to pay. The actual amount paid will not be determined until certain events outlined in the Stock Purchase Agreement have materialized. As of the date of this report, we have withheld $150,000 of the purchase price set forth in the Stock Purchase Agreement due to non-renewal of certain Available Money contracts and claims against Available Money for reimbursement of expenses that they are obligated to pay pursuant to the Stock Purchase Agreement. One of Available Money's casino customers terminated its contract with Available Money effective November 1, 2004. This customer has communicated to us that this termination was not due to service or compliance issues but as the result of as a contract concession to its lender, who also provides cash access services. Pursuant to the Stock Purchase Agreement, we are entitled to a substantial reduction in the purchase price paid to the former stockholders of Available Money and have cancelled an aggregate of 826,128 shares of our common stock that we issued to the former stockholders of Available Money in order to effect this purchase price adjustment. We do not believe that the termination of this contract will have a material adverse effect on our revenues, net income or cash flow from operations. In addition, we have been notified by another Available Money casino customer that it intends to terminate its contract with Available Money effective December 1, 2004. While we have submitted a bid to continue servicing this customer, there can be no assurance that this bid will be accepted. We believe that we will be entitled to an additional reduction in the purchase price paid pursuant to the Stock Purchase Agreement if this contract is terminated as scheduled. We do not believe that the termination of this contract will have a material adverse effect on our revenues, net income or cash flow from operations.

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

         The final $2,000,000 of this indebtedness is a bridge loan provided by Mercantile Capital, L.P. This bridge loan accrues interest at an annual rate of 17% and has a maturity date of May 1, 2005. Our obligation to repay this loan is secured by a first priority lien on all of our assets. We intend to refinance this obligation in 2004 or early 2005. We paid a facility fee of $41,000 in connection with this loan.

         On September 10, 2004, we borrowed $210,000 from an affiliate of our chief executive officer to pay an advance on commissions to a new casino customer. This loan bears interest at 10% per annum, which is payable monthly beginning October 1, 2004. The principal amount of this loan is repayable in monthly payments payable on the 1st day of each month commencing with the second month following the month in which we commence operations at Angel of the Winds Casino, and continuing on the 1st day of each month thereafter through April 30, 2005, provided that, upon any merger of our company, sale of substantially all of our assets or change in majority ownership of our voting capital stock, the lender has the right to accelerate this loan and demand repayment of all outstanding principal and all unpaid accrued interest thereon. The amount of the principal payment due in any month is equal to the amount of lease fee advances that we receive from this casino customer during that month. In addition, we issued the lender warrants to purchase 50,000 shares of our common stock at an exercise price of $.33 per share. In the event that the principal amount of this loan plus all accrued interest thereon is paid in full on or before March 1, 2006, then we shall have the right to cancel warrants to purchase 25,000 shares.

         Though we anticipate our operating profits will be sufficient to meet our current obligations under our credit facilities, if we become unable to satisfy these obligations, then our business may be adversely affected as Mercantile Capital will have the right to sell our assets to satisfy any outstanding indebtedness under our line of credit loan or our term loan that we are unable to repay.

         We also have a substantial amount of accounts payable and accrued expenses. To the extent that we are unable to satisfy these obligations as they come due, we risk the loss of services from our vendors and possible lawsuits seeking collection of amounts due.

         In addition, we have an existing obligation to redeem 37,500 shares of our common stock from an existing stockholder at an aggregate price of $41,250. This obligation arose in connection with iGames' purchase of certain gaming software products for 75,000 shares of our common stock. In order to complete this transaction under these terms, our former management granted this stockholder the option to have 37,500 shares of his stock redeemed. This stockholder has elected to exercise this redemption option.

         We are also in the process of converting out all of the former Available Money ATMs that are presently processed by Fifth Third Bank and replacing them with new ATMs, which we will process through our own systems. As part of this process, we will replace all of the ATMs at the locations that Available Money presently provides ATM service. We anticipate entering into a capital lease agreement in order to acquire the 91 ATM's and related equipment necessary to complete this conversion in 2004 and early 2005. We anticipate that this capital lease agreement will require us to incur an upfront charge of approximately $435,000 and monthly rental expense of approximately $21,000 over the remaining 59 months of the lease term. As we plan to process all transactions at these ATMs, we will recognize all fees generated as revenues. If we did not convert these ATM's and allowed their transactions to be processed by a third party, then we would only be permitted to record the fees net of processing costs as revenues.

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

      o Technology Development: We will continue to incur development costs related to the design and development of our new products and related technology. We presently do not have an internal staff of engineers or software development experts and are presently outsourcing this function.

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

         We do not pay and do not intend to pay dividends on our common stock. We believe it to be in the best interest of our stockholders to invest all available cash in the expansion of our business. We presently have a liability for dividends payable of $23,875 related to prior declared dividends that have not yet been paid.

         Due to our accumulated deficit of $10,224,394 as of March 31, 2004, our net losses and cash used in operations of $6,634,586 and $158,948, respectively, for the year ended March 31, 2004, our independent auditors have raised substantial doubt about our ability to continue as a going concern. At September 30, 2004, our accumulated deficit was $11,631,975. During the six months ended September 30, 2004, our net losses were $1,407,581. However, net cash provided by operating activities was $223,891. While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow in 2004, 2005 or at any time in the future.

ITEM 3 - CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2004.

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

         Our chief executive officer and chief financial officer have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

         Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

         On March 15, 2004, Chex filed a complaint in the District Court of the State of Minnesota for the County of Hennepin against us alleging that we defaulted on interest payments on a $2,000,000 promissory note evidencing our obligation to repay a loan that Chex extended to us in connection with our acquisition of Available Money (the "Minnesota Complaint"). The Minnesota Complaint seeks payment of the principal balance of the loan and accrued interest thereon. Chex initially alleged that we are liable to them for a penalty fee of $1,000,000 as the result of the alleged termination by Equitex of the November 3, 2003 Stock Purchase Agreement, but have since waived their claims to the penalty fee. We subsequently removed the Minnesota Complaint to the United States District Court for the District of Minnesota. On June 23, 2004, the United States District Court for the District of Minnesota transferred this action to the United States District Court for the District of Delaware. This case and the two Delaware federal court actions described above have since been consolidated by the United States District Court for the District of Delaware. On November 12, 2004, the Delaware District Court judge denied Chex's motion for summary judgment for sums allegedly due on the $2,000,000 promissory note on the basis that the facts surrounding the alleged default on the note and the termination of the Stock Purchase Agreement were substantially interrelated and that resolution of the issues raised by Chex's motion would have to await trial. We are vigorously defending this action, which is still in the pleadings stage, and believe that Chex's claims lack merit.

         On July 15, 2004, the former stockholders of Available Money, Inc. filed a lawsuit in the United States District Court for the District of Delaware against us and Christopher M. Wolfington, our Chief Executive Officer. The complaint arises out of our purchase of the capital stock of Available Money, Inc. pursuant to the Stock Purchase Agreement and alleges that we failed to make required payments of the purchase price set forth in the Stock Purchase Agreement. In addition, the former stockholders of Available Money also filed a Motion for a Standstill Order/Temporary Restraining Order that the court denied without a hearing. As we have paid or tendered to the former Available Money stockholders all consideration now due to them under the Stock Purchase Agreement, we believe that this lawsuit is frivolous. Accordingly, we believe that the suit was filed for inappropriate purposes and will vigorously defend against this action and seek sanctions for filing of a frivolous suit. We also anticipate filing counterclaims against Helene Regen and Samuel K. Freshman and a third party complaint against Howard Regen seeking substantial reduction in the purchase price and other damages and remedies based on fraud and misrepresentations by them in connection with the transaction.

         In addition, we are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 10, 2004, we issued a 10% term note in the principal amount of $210,000 and warrants to purchase 50,000 shares of our common stock at an exercise price of $.33 per share to one accredited investor. These securities were issued pursuant to Section 4(2) of the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 10, 2004, two of our stockholders who collectively held approximately 66% of the aggregate voting power of our capital stock approved by written consent both the Agreement and Plan of Merger between us and iGames dated August 10, 2004 and the iGames Amended and Restated 2003 Stock Incentive Plan. An Information Statement was furnished to stockholders on or about September 22, 2004 informing them of these actions.

ITEM 5 - OTHER EVENTS

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-B

         2 Agreement and Plan of Merger dated as of August 10, 2004 by and between iGames Entertainment, Inc. and Money Centers of America, Inc. (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on October 19, 2004).

         3.1 Money Centers of America, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on October 19, 2004).

         3.2 Money Centers of America, Inc. Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on October 19, 2004).

         31.1 Certification dated November 15, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.

         32.1     Certification dated November 15, 2004 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.

         (b) Reports on Form 8-K

         On July 16, 2004, we filed a Current Report on Form 8-K reporting that we had issued a press release announcing the filing of our Annual Report on Form 10-KSB and certain of our financial results for fiscal year 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        IGAMES ENTERTAINMENT, INC.


Date:  November 15, 2004                By: /s/ Christopher M. Wolfington
                                            -----------------------------
                                            Christopher M. Wolfington
                                            Chief Executive Officer and
                                            Chief Financial Officer
                                            (principal financial officer and
                                            principal accounting officer)