Form 10KSB
period 2004-12-31
MONEY CENTERS OF AMERICA, INC.
filed 2005-04-15
CIK 1165271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                ------------------------------------------------


                                   FORM 10-KSB

                                   (MARK ONE)
            |_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                            For the fiscal year ended _________

                                       OR

            |X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from April 1, 2004 to December 31, 2004
                        Commission file number 000-49723

                         Money Centers of America, Inc.
             (Exact name of registrant as specified in its charter)


               DELAWARE                              23-2929364
--------------------------------          ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

                            700 South Henderson Road
                                    Suite 325
                       King of Prussia, Pennsylvania 19406
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)


                                 (610) 354-8888
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


        Section registered under Section 12(b) of the Exchange Act: None.


       Securities registered pursuant to             Name of Each Exchange
           Section 12(g) of the Act:                  on Which Registered:
    ---------------------------------------    ---------------------------------
    Common Stock, par value $.004 per share                None

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days.

         YES      [X]                       NO       [  ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

         The registrant's revenues for the most recent fiscal year were $16,258,302.

         The aggregate market value of the voting common stock and non-voting common stock held by non-affiliates of the issuer, as of March 31, 2005 was approximately $4,699,000 (based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market).

         As of March 31, 2005, 25,176,678 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding.

         Documents Incorporated by Reference:  None.

                                TABLE OF CONTENTS

PART I
   ITEM 1     -     DESCRIPTION OF BUSINESS...............................    1
   ITEM 2     -     DESCRIPTION OF PROPERTY...............................   12
   ITEM 3     -     LEGAL PROCEEDINGS.....................................   12
   ITEM 4     -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   14

PART II
   ITEM 5     -     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS...............................................   14
   ITEM 6     -     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                    OPERATION.............................................   18
   ITEM 7     -     FINANCIAL STATEMENTS..................................   27
   ITEM 8     -     CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE...................   28
    ITEM 8A    -    CONTROLS AND PROCEDURES...............................   28
    ITEM 8B    -    OTHER INFORMATION.....................................   28

PART III
   ITEM 9     -     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....   28
   ITEM 10    -     EXECUTIVE COMPENSATION................................   31
   ITEM 11    -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT........................................   32
   ITEM 12    -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........   33
   ITEM 13    -     EXHIBITS..............................................   33
   ITEM 14    -     PRINCIPAL ACCOUNTANT FEES AND SERVICES................   34

   FINANCIAL STATEMENTS...................................................   F-1

                                      (i)

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "could," "would," "expect," "plan," anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. We caution that any forward-looking statement made by us in this Form 10-KSB or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-KSB.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

General

         Money Centers of America, Inc. is a corporation existing under the laws of the State of Delaware. The company's original Certificate of Incorporation was filed on October 10, 1997 and a Restated Certificate of Incorporation was filed on August 20, 2004.


         Prior to March 2001, we were a development company focusing on the completion of a Point of Sale ("POS") transaction management system for the gaming industry. In March 2001, we commenced operations with the launch of the POS system at the Paragon Casino in Marksville, LA.

         On January 2, 2004, iGames Entertainment, Inc. acquired us pursuant to our merger with and into a wholly-owned subsidiary of iGames formed for that purpose. In addition, on January 6, 2004, iGames acquired Available Money, Inc., an operator of free-standing ATM machines in casinos. The business operations of Available Money were combined with our business operations. As a result of the acquisition of Available Money and our continued growth, we currently provide services in 27 locations across the United States.

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

         We are a single source provider of cash access services and transaction management systems to the gaming industry. Our core competencies are the facilitation, processing, and execution of ATM, Credit Card Advance, POS Debit, Check Cashing, stored value, marker, and merchant card services in the Gaming Industry. As the suppliers to the gaming industry have consolidated service offerings, we will meet the growing trend towards single source providers of products and services to casinos and other gaming facilities worldwide. This trend supports our business plan to offer a full range of cash access services as well as to identify merger and acquisition candidates with discrete product offerings that complement our existing offerings and will further support our business model.

         We intend to become a leading innovator in cash access and transaction management services for the gaming industry. Our business model is specifically focused on providing our full suite of cash access services through two distinct deployment channels: 1) the traditional outsourced solution whereby the casino operator contracts out all cash access services whereby we provide a complete package of hardware, software and processing services to our customers, and 2) the licensing of our Transaction Management System through licensing agreements pursuant to which we sell an enterprise software application that allows casinos to internalize the operation of these services which includes providing their own hardware, service and maintenance.

         We have identified the gaming industry as a niche segment within the funds transfer industry that has significant growth opportunities. We are confident that our full service and technology license deployment strategy positions us to meet the needs of any gaming facility or jurisdiction in the United States.

         We currently have contracts to provide some or all of the cash access services in 28 locations across the United States. Our locations are in the states of California (12 locations), Missouri (4 locations), Nevada (3 locations), New York (3 locations), Indiana (2 locations), and 1 location each in New Mexico, Wisconsin, Washington and Colorado.

         In 2004, our cash access technology facilitated 6,961,351 transactions totaling $740,391,213.

Products


         We have developed four primary products: credit/debit card cash advance, CreditPlus Credit Services, Automatic Teller Machines ("ATMs") and check cashing solutions. These products are the primary means by which casinos make cash available to gaming customers. We believe that we have a distinct advantage in the cash access industry because we offer all four of these products, and each of our seven current casino customers utilizes all four products although we offer them separately as well. We anticipate that a majority of future casino customers will contract for all services. Currently, we provide these services on a direct, full-service basis using our hardware, software and personnel. In addition, we have commenced offering our customers a transaction management system under which the casino licenses our software systems and uses its own hardware, personnel and capital to provide the cash access services to its customers. We do not have any current customers using this system.

         Credit/Debit Card Cash Advance.

         In March 2001, we introduced our first credit/debit card cash advance ("CCCA") product. Our CCCA products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment. Our CCCA product accounted for 65,727 transactions and $ 1,478,615 in revenues ( 9.1% of total revenues) for the year ended December 31, 2004.

         In order to initiate a transaction, gaming patrons visit one of our ATMs or kiosks located on the casino floor. Each kiosk houses a point-of-sale terminal ("POS") equipped with our software. The ATM or kiosk terminal will prompt the customer to swipe his/her credit or debit card and enter the dollar amount requested. The terminal will then dial our centralized processing center that electronically contacts the appropriate bank for an authorization or disapproval. If authorized, the terminal will direct the customer to a casino cage. Once at the cage, the customer will present his/her credit/debit card and driver's license. A cage cashier will swipe the credit/debit card in one of our terminals, which communicates with our central servers. After finding the kiosk-approved transaction, a printer attached to the cage terminal will generate a company check. The cashier will give the customer cash in the amount requested after he/she endorses the system-generated check. The check is then deposited by the casino into its account for payment from one of our bank accounts and we debit the customer's credit/debit card. This transaction can be accomplished without the gaming customer using a personal identification number. For credit/debit card advances, customers pay a service charge typically between 6% and 9% of the amount advanced.

         The CCCA product is distinguished from standard ATM transactions, described below, in that either a credit or debit card can be used to initiate the transaction, no PIN number is required, and the maximum withdrawal limits typically imposed on ATM transactions are not applicable.

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

         ATMs

         Automated Teller Machines or "ATMs" are a growth market spurred on by the development of less expensive "dial-up" automatic teller machines and the opportunity to charge users transaction surcharges of up to $5.00 per disbursement. We have access to all major bank networks and equipment suppliers. Due to the highly fragmented nature of the ATM business, this service is highly competitive, which has eroded margins and revenue growth potential. We are currently providing gateway services to a wide range of national, regional and international debit, credit and EBT networks. Additional links are being established, including direct connections to national merchants as well as third party, authorization and EBT providers. In addition to providing ATMs in casinos in conjunction with our other services, we have contracts to provide free-standing ATMs to 20 customers and we currently operate 71 ATMs at those locations (of which 18 ATMs are not in casinos). Our casino-based ATMs do not effectively compete with ATMs offered by banks and other financial institutions as we are the only ATM providers in our casinos. ATM activities accounted for 6,676,801 transactions and $10,362,205 in revenues (63.7% of total revenues) for the year ended December 31, 2004.

         Transactions at our ATM machines are processed by GenPass Technologies, a full-service ATM processing company that provides services to over 24,000 ATMs nationwide. All ATM transactions are processed using Genpass' network and Genpass provides all reporting, recordkeeping and related services. In addition, Genpass provides all cash management and vault cash needed for our non-casino ATMs. Genpass receives a per-transaction fee and charges us a fee for vault cash equal to Genpass' cost of funds, currently the prime rate less 5/8%, on vault cash used at non-casino ATMs. Genpass is one of several national ATM processors, and although we currently are dependent on Genpass for this service we believe that alternate providers are available on substantially similar economic terms.

         Check Cashing

         Check cashing services are provided at all of our casino operations. When a casino patron requests check cashing at one of our service desks, we initiate a check verification process using identification procedures and software systems. Each transaction also provides additional data for our customer database, which can be used in assessing the creditworthiness of the particular customer. The system and software permit information to be gathered and reported in an efficient and timely manner. We have designed and implemented a credit rating system that utilizes this customer database to determine whether a casino customer's check should be cashed. Check cashing involves the risk that some cashed checks will be uncollectible because of insufficient funds, stop payment orders, closed accounts or fraud. We assume 100% of the credit risk from check cashing operations. This risk of collection is greater in new locations where the amount of data in our database is smaller. Unlike all other companies providing check services, we do not use a credit scoring system, as a credit scoring system will decline many checks that we believe are acceptable risks. Currently, we only guarantee checks that are cashed in one of our full service money centers, where our employees are facilitating the transaction.

         A second option for check cashing services is a check guarantee and check verification process in which the casino uses POS terminals to scan the customer's check and request remote authorization. We have formed an alliance with a third party provider to offer this service option to our customers. We intend to either acquire a company operating in this segment of the industry or to build a proprietary system to offer this service to our customers. Under this option, which is not yet in operation in any of the casinos we serve, we retain 100% of the credit risk.

         A third option is for a casino to license our proprietary check-cashing software and manage its own check cashing services. For a monthly licensing fee, we will install and support our proprietary Windows-based check-cashing software and train casino personnel regarding its proper use. This software can either stand-alone or integrate with our credit card advance system. This is the same software that we use in our full service money centers. This program streamlines the process from check approval through collection of bad checks. Casinos will have access to our national database that will provide check credit histories for customers in casinos nationwide. Since most casinos wish to manage this process internally, we believe that there is significant revenue opportunity for this product. Under this option, which is not yet in operation in any of the casinos we serve, the casino would assume 100% of the credit risk.

         Check cashing activities accounted for 216,527 transactions and $1,906,550 in revenues (11.7% of total revenues) for the year ended December 31, 2004. For that period, we incurred aggregate net losses from bad checks of $529,529, representing .95% of the aggregate $55,212,088 in check-cashing transactions processed.

         CreditPlus Credit Services

         Casinos in traditional gaming markets, like Las Vegas and Atlantic City, rely on credit issuance for up to 40% of their revenues. These casinos issue credit internally and rely on specialized credit reporting in their risk management decisions. Prior to the launch of our CreditPlus product there was only one company providing the specialized credit reporting that the gaming industry relies on for its credit decisions.

         Until recently, casinos in the $15 billion dollar a year Indian gaming market had little or no ability to utilize credit issuance in their operations. Under the state law compacts governing their operations, the majority of Indian casinos are prohibited from offering credit to customers. Further, the capital requirements necessary to develop the internal ability to offer credit on a prudent basis prevented smaller properties from developing the capability. The absence of a third party credit issuer capable of facilitating these transactions compounded the problem. As non-Indian casinos extend credit directly, there was no market need for a third-party credit provider, and therefore no providers of this service. The other provider of specialized credit reporting did not itself provide credit services.

         Our CreditPlus platform allows players in Indian casinos to receive credit for the first time and, based on an average transaction fee of 10%, CreditPlus positions us to be at the forefront of what we estimate to be a $2 billion market. Currently we have a strong market position in providing credit guarantee and credit management services to this highly profitable market.

         The CreditPlus product has three distinct elements: Credit Reporting, Credit Management and Credit Guarantee.

                  Credit Reporting. We have developed a proprietary database of credit reporting information, based on prior transaction history with casino patrons.

                  Credit Management. Like our check cashing management software, CreditPlus can be used to streamline the credit process from approval through collection of bad debt. Casinos will have access to the CreditPlus system that will provide check and credit histories for casino and retail patrons. Since many casinos wish to manage this process internally, we believe there is significant revenue opportunity with this product.

                  Credit Guarantee. Casino and retail customers can also access cash through CreditPlus credit guarantee. The customer will fill out a CreditPlus application. We then go through a check verification and credit underwriting process similar to that used in check cashing to determine whether to extend credit. Upon approval, the CreditPlus system will generate a marker for an amount up to the credit line that we approved. Each marker is effectively a check drawn on the customer's checking account that we agree to hold for up to 30 days. Most markers are repaid prior to the end of the holding period. Fees are based on state regulations and the amount of time that we hold the marker. In many cases, the customer will return to our location prior to our deposit of the marker and request that a new holding period be established in exchange for an additional fee. These transactions are approved and facilitated at our full service money centers and shortly will be available through the casino cage via an approval code transmitted through the CreditPlus system. We assume 100% of the credit risk from the issuance of the marker.

         CreditPlus accounted for 2,296 transactions and $121,011 in revenues (.74% of total revenues) for the year ended December 31, 2004. For that period, we incurred aggregate net losses from nonpayment of advances of $13,087, representing 1.25% of the aggregate $1,040,676 in transactions processed. CreditPlus is in place at 3 casinos.

         In addition to our four core services, we have developed our "Cash Services Host Program." Under the program, we have specially trained and equipped employees, known to the casino and identifiable as our Cash Services Hosts, deployed on the casino floor. The Cash Services Hosts are available to casino customers to provide cash access services at the gaming table or slot machine, thus eliminating the need for the customer to leave the gaming table or slot machine to obtain funds. This is viewed as an amenity by the customer and increases the gaming activity thereby enhancing the casino's revenues. By making our services more accessible to the customer, it increases our transaction activity and revenues.

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

2. Mergers/Acquisitions: To identify and acquire companies for acquisition that have a strategic and financial fit to our long-term business model, leverage our technology, or provide immediate market dominance.

3. Sales: We will continue to successfully and aggressively market our services in the casino and retail markets.

         Technology and Product Development. Due to ownership changes, personnel changes and antiquated systems, the niche markets in the funds transfer industry that we have identified have seen a substantial turnover in management, expertise and industry direction. We believe that these markets are ripe for a state of the art funds transfer system that will position us as the leader in the industry.

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

         Development of the gateway has also enabled us to offer our casino customers a transaction management system that they can license from us in order to process and facilitate their own transactions without using a vendor. This has advantages for both the casino, which can control the cash access services and generate incremental revenues, and for us as we can support a much larger customer base within the need for substantial capital expenditures, on-site personnel and the additional working capital needed to fund transactions. We began offering the transaction management system to our casino customers in late 2004 and plan to begin using it internally in July 2005. To date, none of our existing customers have decided to convert to the transaction management system.

         We have contracted with Intuicode, LLC, a software development firm controlled by one of our directors (See "Certain Relationships and Related Transactions") to provide us with software development services. Intuicode will receive an aggregate of $420,000 during the course of the one year agreement, and received options to purchase 150,000 shares of our common stock, as consideration for these services. Although we believe that Intuicode is highly qualified to provide these services, we believe that other software developers are available to provide similar services should Intuicode no longer be able or willing to do so.

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

     o The acquisition of competing companies gives us the ability to immediately "up sell" our CreditPlus and other products, resulting in new revenue and greater profits from acquired accounts.

     o We can maximize our return on investment on technology development strategy by leveraging our technology into new segments of the funds transfer industry.

     o By eliminating the third party POS system and installing our newly developed system, we can immediately and significantly increase cash flow while obtaining a critical mass of new locations.

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

         Increased competition has prompted casino operators to seek innovative ways to attract patrons and increase the frequency of return visits. We believe that efficient and confidential access to cash for casino patrons contributes to increased gaming volume. Credit/debit card cash advances, markers, and check cashing and ATMs are the three primary methods used by casinos to provide their patrons with quick and efficient access to cash. Virtually all casinos in the United States currently offer at least one of these services on their premises. While some casino operators provide such services themselves, most casinos' cash access services are provided by third parties pursuant to contracts with the casino operators. We are unique in that we provide multiple options for the delivery of these services. We offer systems that are run from the casino's cage, systems that we operate with our employees out of leased space in the casino, and we offer host programs where our employees facilitate transactions remotely from the slot machine or gaming table.

Customer Profile


         There are no boundaries when identifying potential casino customers. In the near future, we will focus our marketing efforts on Native American Markets, Las Vegas, Atlantic City, other commercial properties and riverboats.

         We operate our cash access services pursuant to agreements with the operators of the host casinos or approved resellers. Such agreements typically have initial terms of one to five years, with renewal clauses. In most of the agreements, either party may cancel the agreement with cause if the breach is not cured within thirty days. We rely principally on our relationship with the casino operators rather than on the terms of our contracts for the continued operation of our cash access services. While there can be no assurance that the agreements will be renewed after their initial terms, we believe that our relationships with the casinos in which we operate are good and we do not anticipate cancellations of the existing agreements.

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

Competition

         We have focused to a large extent on providing cash access services to the gaming industry. In the cash access services market, we compete primarily with Global Cash Access, LLC, Cash & Win, Game Financial Corporation, Cash Systems, Inc. and FastFunds Financial Corp. Competition is based largely on price (i.e., fees paid to the casino from cash access service revenues), as well as on breadth of services provided, quality of service to casino customers and value-added features such as customer information provided to the casino. It is possible that new competitors may engage in cash access services, some of which may have greater financial resources. If we face significant competition, we may have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether we will be able to compete successfully against current and future competitors.

Employees

         We currently have 76 full time employees, of which 68 employees are engaged in operations, two in sales and marketing, and six in finance, administration and management functions.

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

         If we cannot effectively manage our growth, then our ability to provide services will suffer. Our reputation and our ability to attract, retain and serve our customers depend upon the reliable performance of our products and ATMs, as well as our infrastructure and systems. We anticipate that we will expand our operations significantly in the near future, and further expansion will be required to address the anticipated growth in our user base and to capitalize on market opportunities. To manage the expected growth of our operations and personnel, we will need to improve our existing systems and implement new systems, procedures and controls. In addition, we will need to expand, train and manage an increasing employee base. We will also need to expand our finance, administrative and operations staff. Though historically we have managed our growth effectively, we may not be able to effectively manage our growth in the future. If we are unable to manage growth effectively or if we experience disruption during our expansion, then our business will suffer and our financial condition and results of operations will be seriously affected. In addition, though we are in the process of renewing our existing lines of credit, we will require additional financing in order to execute our expansion plans. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate our expansion plans.

         We have approximately $12,000,000 in indebtedness and approximately $1,414,379 in accounts payable, commissions payable and accrued expenses. If we are unable to satisfy these obligations, then our business will be adversely effected.

         As of December 31, 2004, we had indebtedness in the aggregate principal amount of approximately $12,000,000 and accounts payable and accrued expenses of approximately $1,414,379. Though our operating profits are sufficient to meet our current obligations under our credit facilities, if we become unable to satisfy these obligations, then our business will be adversely affected. Certain of these obligations are secured by security interests in substantially all of our assets granted to the lender. Accordingly, if we are unable to satisfy these obligations, then our lender may sell our assets to satisfy the amounts due under these loans. Any such action would have an adverse effect on our business.

         Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

         Due to our accumulated deficit of $14,811,030 as of December 31, 2004, our net losses and cash used in operations of $11,841,753 and $902,217, respectively, for the year ended December 31, 2004, our independent auditors have raised substantial doubt about our ability to continue as a going concern. While we believe that our present plan of operations will be profitable and will generate positive cash flow, we may not generate net income or positive cash flow in 2005 or at any time in the future.

         We have had a history of losses and may experience continued losses in the foreseeable future.

         For the year ended December 31, 2004, we experienced a net loss of $11,841,753. Due to the costs associated with our planned continued expansion of our business, we expect to incur losses for the year ending December 31, 2005. If we are unable to increase revenues from existing and new contracts while controlling costs, our losses may be greater than we anticipate and we may have insufficient capital to meet our obligations.

         Our business is concentrated in the gaming industry.

         Our business currently is concentrated in the casino gaming industry, and our plan of operation contemplates that we will continue to focus on operations in casinos and other gaming locations. Accordingly, a decline in the popularity of gaming or the rate of expansion of the gaming industry, changes in laws or regulations affecting casinos and related operations or the occurrence of other adverse changes in the gaming industry, would have a material adverse effect on operations.

         Most of our agreements with casinos are of a short duration and may not be renewed.

         Our agreements with casino operators typically have initial terms of one to five years, with renewal clauses. One or more of our casino customers may elect not to renew their contracts. We rely principally on our relationships with the casino operators, rather than on the terms of our contracts, for the continued operation of our funds transfer services. However, if our contracts expire and customers do not elect to renew them, then our revenues will be adversely affected.

         Our contracts with Indian tribes are subject to claims of sovereign immunity.

         We have entered into agreements with Indian tribes. Indian tribes in the United States generally enjoy sovereign immunity from lawsuits, similar to that of the United States government. The law regarding sovereign immunity is unsettled. Though some of our contracts provide for a limited waiver of immunity for the enforcement of our contractual rights, if any Indian tribe defaults on our agreements and successfully asserts its right of sovereign immunity, our ability to recover our investment, or to originate and sell future Indian gaming transactions, could be materially adversely affected.

         We face collection risks in cashing checks presented by casino patrons.

         Like all companies engaged in the funds transfer business, we face certain collection risks, especially with respect to check cashing services. We attempt to minimize collection risks by utilizing disciplined procedures in processing transactions. Nevertheless, our operations would be adversely affected by any material increase in aggregate collection losses. Though we have been effective in managing our credit risk in the past, it is possible that we might incur significant losses with respect to our check cashing services in the future and such losses could have a material, adverse effect on our financial condition.

         We are subject to licensing requirements and other regulations.

         We are subject to licensing requirements and other regulations in many states and by Native American tribal entities. Regulators have significant discretion to deny or revoke licenses. If we are unable to obtain a license required to do business in a certain state or with a certain Native American tribe, or if such a license is revoked, there would be significant negative consequences, including possible similar action by other regulatory entities. In addition, government laws and regulations may include limitations on fees charged to consumers for cash access services (although no such limitations currently exist). Changes in laws and regulations could have a material, adverse effect on our operations.

         The exercise of stock options and warrants at prices below the market price of our common stock could cause a decrease or create a ceiling on the market price of our common stock.

         We have issued and outstanding stock options and warrants exercisable for 3,401,250 shares of our common stock at prices below our current market price, with an average exercise price of $0.02 per share. The existence of these options may have a depressing effect on the market price of our common stock, and the exercise of these options, if accompanied by a sale of the shares of common stock issued on exercise, may result in a decrease in the market price of our common stock.

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

         Any acquisitions of other companies may result in potentially dilutive issuances of our equity securities and the incurrence of additional debt. We plan to seek acquisitions and joint ventures that will complement our services, broaden our consumer base and improve our operating efficiencies. Acquisitions involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of acquired companies, which could result in charges to earnings or otherwise adversely affect our operating results. There can be no assurance that acquisition or joint venture opportunities will be available, that we will have access to the capital required to finance potential acquisitions, that we will continue to acquire businesses or that any acquired businesses will be profitable.

         Acquisitions we make may not prove to be profitable, and may drain our resources.

         Although we intend to initiate acquisitions that will provide us with additional revenues and income, or that involve the acquisition of products or product lines that are complementary to those we already offer, it is possible that an acquisition will turn out to have a negative impact on earnings due to unanticipated costs, disputes resulting in litigation or erosion of the acquired customer base. In addition, the assimilation of an acquired business will consume portions of the time, attention and energy of management which otherwise would be devoted to the day-to-day management of our business.

         Our success will be largely dependent upon our key executive officers and other key personnel.

         Our success will be largely dependent upon the continued employment of our key executive officers and, particularly, our continued employment of Christopher M. Wolfington. The loss of Mr. Wolfington's services would have a material adverse effect on our operation. Although Mr. Wolfington has entered into an employment agreement with us, and owns approximately 71.2% of our issued and outstanding common stock, it is possible that Mr. Wolfington would not continue his employment with us. In addition, we do not presently maintain insurance on Mr. Wolfington's life. Although we believe that we would be able to locate a suitable replacement for Mr. Wolfington if his services were lost, we may not be able to do so. In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical and administrative personnel. Competition for highly talented personnel is intense and can lead to increased compensation expenses. We may not be able to attract and retain the personnel necessary for the development of our business.

         We will be in competition with companies that are larger, more established and better capitalized than we are.

         The cash access services industry is highly competitive, rapidly evolving and subject to constant change. Our principal competitors in the credit/debit card cash advance area are Global Cash Access, LLC, Cash & Win, Game Financial Corporation, Cash Systems, Inc. and FastFunds Financial Corp. Some of our competitors have:

     o greater financial, technical, personnel, promotional and marketing resources;

     o    longer operating histories;

     o    greater name recognition; and

     o    larger consumer bases than us.

         We believe that existing competitors are likely to continue to expand their products and service offerings. Moreover, because there are few, substantial barriers to entry, we expect that new competitors are likely to enter the cash access services market and attempt to market financial products and services similar to our products and services, which would result in greater competition. We may not be able to compete successfully with these new or existing competitors.

         Shares of our common stock lack a significant trading market.

         Shares of our common stock are not eligible for trading on any national or regional exchange. Our common stock is eligible for trading in the over-the-counter market on the Over-The-Counter Bulletin Board. This market tends to be highly illiquid. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock. An active trading market in our common stock may not develop, or if such a market develops, may not be sustained. In addition, there is a greater chance for market volatility for securities that trade on the Over-The-Counter Bulletin Board as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume.

         Ownership of our stock by one person means that our other shareholders have no effective ability to elect directors or otherwise influence management .

         As of the date of this Form 10-KSB, one person controls a majority of our capital stock. As a percentage of fully-diluted, as-converted shares outstanding, Christopher M. Wolfington owns approximately 71.2% of our capital stock. As a result, Mr. Wolfington has the ability to control substantially all matters submitted to our shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets), to elect himself as Chairman, Chief Executive Officer and Treasurer and to control our management and affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, or impeding a merger, consolidation, takeover or other business.

         Our shares of common stock are subject to penny stock regulation.

         Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 which are not registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

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

         A provision in our Amended and Restated Certificate of Incorporation requires 5% holders of our common stock to consent to background checks by state and Native American regulators and statutory provisions to which we are subject may have the effect of deterring potential acquisition proposals.

         Many of the regulatory authorities that approve our licensing and many of the Indian tribes with which we may do business perform background checks on our directors, officers and principal shareholders. As a consequence, our Amended and Restated Certificate of Incorporation provides that a person may not hold 5% or more of our securities without first agreeing to:

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

ITEM 2.       DESCRIPTION OF PROPERTY

         Our corporate headquarters is located at 700 South Henderson Road, Suite 325, King of Prussia, Pennsylvania 19406 and occupies approximately 1,400 square feet of office space. These offices are located in a building owned by affiliates of our chief executive officer. Although historically this space was provided at no cost, we have entered into a lease that will require us to begin making market rate lease payments for the use of this office space and our future rent for this office space will be approximately $2,635 per month. We also have an equipment staging and technology office located in Golden Valley, Minnesota. The current lease obligation for the Minnesota office is approximately $738 per month. We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. If these premises were no longer available to us, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3.       LEGAL PROCEEDINGS


         On March 24, 2004, we filed a complaint in United States District Court for the District of Delaware against Equitex, Inc. and its wholly-owned subsidiary, Chex Services, Inc. d/b/a Fastfunds ("Chex"). In the complaint, we allege that Equitex and Chex committed numerous breaches of the terms of the November 3, 2003 Stock Purchase Agreement pursuant to which we were to have acquired Chex from Equitex, including (i) false representations and warranties related to terminated Chex casino contracts and over $600,000 in bad debts, (ii) material misrepresentations in SEC filings, (iii) entering into a material financing transaction in violation of the covenant not to enter into transactions outside the ordinary course of business, and (iv) failure to proceed in good faith toward closing, including secretly entering into a reverse merger in violation of the express terms of the Stock Purchase Agreement. These breaches entitled us to terminate the Stock Purchase Agreement and receive a $1,000,000 termination fee and reimbursement of our transaction costs (estimated at over $300,000) from Equitex and Chex. Our complaint also states that Chex wrongfully and tortiously declared a default under the $2,000,000 promissory note that we issued to Chex in connection with our acquisition of Available Money, and that Equitex and Chex tortiously interfered with our relationship with our senior lender. We seek to recover the $1,000,000 termination fee and transaction and collection costs (which currently exceed $600,000) together with significant damages that resulted from the defendants' breaches and tortuous conduct.

         On March 23, 2004, Equitex filed an action in Delaware state court concerning the same Stock Purchase Agreement at issue in the Delaware federal action that we filed, alleging that Equitex was entitled to terminate the Stock Purchase Agreement and receive a $1,000,000 termination fee and reimbursement of transaction costs. We removed this action to the Delaware federal district court and had it consolidated with our action. We are vigorously defending this action and believe that Equitex's and Chex's claims are unfounded. We have filed a counterclaim that restates the claims made in the federal action that we filed.


         On March 15, 2004, Chex filed a complaint in the District Court of the State of Minnesota for the County of Hennepin against us alleging that we defaulted on interest payments on a $2,000,000 promissory note evidencing our obligation to repay a loan that Chex extended to us in connection with our acquisition of Available Money (the "Minnesota Complaint"). The Minnesota Complaint seeks payment of the principal balance of the loan and accrued interest thereon. Chex initially alleged that we are liable to them for a penalty fee of $1,000,000 as the result of the alleged termination by Equitex of the November 3, 2003 Stock Purchase Agreement, but have since waived their claims to the penalty fee. We subsequently removed the Minnesota Complaint to the United States District Court for the District of Minnesota. On June 23, 2004, the United States District Court for the District of Minnesota transferred this action to the United States District Court for the District of Delaware. This case and the two Delaware federal court actions described above have since been consolidated by the United States District Court for the District of Delaware. On November 12, 2004, the Delaware District Court judge denied Chex's motion for summary judgment for sums allegedly due on the $2,000,000 promissory note on the basis that the facts surrounding the alleged default on the note and the termination of the Stock Purchase Agreement were substantially interrelated and that resolution of the issues raised by Chex's motion would have to await trial. We are vigorously defending this action and believe that Chex's claims lack merit. Discovery in this matter is complete and all parties have filed their dispositive motions. Trial is set to begin on August 15, 2005.

         On July 15, 2004, the former stockholders of Available Money, Inc. filed a lawsuit in the United States District Court for the District of Delaware against us and Christopher M. Wolfington, our Chief Executive Officer. The complaint arises out of our purchase of the capital stock of Available Money, Inc. pursuant to the Stock Purchase Agreement and alleges that we failed to make required payments of the purchase price set forth in the Stock Purchase Agreement. In addition, the former stockholders of Available Money also filed a Motion for a Standstill Order/Temporary Restraining Order that the court denied without a hearing. As we have paid or tendered to the former Available Money stockholders all consideration now due to them under the Stock Purchase Agreement, we believe that this lawsuit is frivolous. Accordingly, we believe that the suit was filed for inappropriate purposes and will vigorously defend against this action and seek sanctions for filing of a frivolous suit. We anticipate filing counterclaims against Helene Regen and Samuel K. Freshman seeking a substantial reduction in the purchase price and other damages and remedies based on fraud and misrepresentations by them in connection with the transaction. We recently filed a separate action against Howard Regen in the United States District Court for the District of Delaware which also seeks a substantial reduction in the purchase price and other damages and remedies based on fraud and misrepresentations by him in connection with the transaction. In the action against Howard Regen, we also filed a motion for temporary restraining order and for injunctive relief prohibiting him from soliciting Available Money's customers or competing with Available Money. Howard Regen immediately entered into a Consent Order, which gave us the immediate relief we were seeking pending a bench trial on our motion for more permanent injunctive relief. The court held the trial and granted our request for injunctive relief on March 11, 2005.

         On or about October 14, 2004, Lake Street Gaming, LLC ("Lake Street") filed a Complaint against iGames Entertainment, Inc. and Money Centers of America, Inc. ("MCA") (collectively referred to hereinafter as "iGames") in the United States District Court for the Eastern District of Pennsylvania, alleging that iGames breached an Asset Purchase Agreement ("APA") that the parties executed on or about February 14, 2003. The suit also raises claims for fraudulent misrepresentation and intentional interference with contractual relations. By virtue of the APA, Lake Street sold to iGames all of Lake Street's right, title and interest in a casino game called "Table Slots." Lake Street alleges that it is entitled to additional compensation for the game that exceeds what was agreed to. This matter is still in the pleadings stage and iGames has moved to dismiss the plaintiff's claims for fraudulent misrepresentation and intentional interference with contractual relations, as well as to strike all claims for punitive damages. We are vigorously defending this action and believe that Lake Street's claims lack merit.

         In addition, we are, from time to time during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "MCAM.OB".

Market Information

         Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board on October 14, 2002. The following table presents the high and low bid prices per share of our common stock as quoted for the years ended December 31, 2004 and December 31, 2003 which information was provided by NASDAQ Trading and Market Services. All amounts have been retroactively adjusted to reflect a 1-for-4 reverse stock split that occurred on December 11, 2003.

Year ended December 31, 2004
--------------------------------------------------------------------------------
Quarter ended:                      High Bid                     Low Bid
                                 -------------                 -----------
     March 31, 2004                   1.80                          .56
     June 30, 2004                     .75                          .30
     September 30, 2004                .52                          .30
     December 31, 2004                 .65                          .26


Year ended December 31, 2003
--------------------------------------------------------------------------------
Quarter ended:                      High Bid                     Low Bid
                                 -------------                 -----------
     March 31, 2003                   5.20                         3.32
     June 30, 2003                    3.72                         1.80
     September 30, 2003               3.04                         1.60
     December 31, 2003                1.60                          .27

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. On March 31, 2005, the closing bid price for our common stock was $0.55 per share.

Holders

         As of March 31, 2005, we had 51 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Florida Atlantic Stock Transfer.

Dividends

         To date, we have not declared or paid any cash dividends and do not intend to do so for the foreseeable future. Prior to our acquisition by iGames in January 2004, we paid dividends to our shareholders. In 2003, these dividends were approximately $94,900. In January 2004, prior to the acquisition, these dividends were approximately $270,010. We currently have a liability for declared but unpaid dividends of $23,710 that occurred prior to closing of the acquisition. In the future we intend to retain all earnings, if any, to finance the continued development of our business. Any future payment of dividends will be determined solely in the discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans


------------------------------------------ --------------------- ------------------------ ----------------------------
                                           Number of             Weighted average         Number of securities
                                           securities to be      exercise price of        remaining available for
                                           issued upon           outstanding options,     future issuance under
                                           exercise of           warrants and rights      equity compensation plans
                                           outstanding
                                           options, warrants
                                           and rights
------------------------------------------ --------------------- ------------------------ ----------------------------
Equity  compensation  plans  approved  by
security holders
                                                              0                    $0.00                            0
------------------------------------------ --------------------- ------------------------ ----------------------------
Equity  compensation  plans not  approved
by security holders
                                                      5,240,688                    $1.33                            0
------------------------------------------ --------------------- ------------------------ ----------------------------
Total                                                 5,240,688                    $1.33                            0
------------------------------------------ --------------------- ------------------------ ----------------------------

         There were no other securities authorized for issuance under equity compensation plans at December 31, 2004.

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

         In February 2003, the Company issued 61,250 shares of our common stock to employees and consultants for services rendered. Accordingly, the Company has recorded $130,500 , net of deferred compensation of $62,500, in compensation to reflect the issuance of these shares.

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

         In May 2003, we granted options to purchase 62,500 shares of our common stock at an exercise price of $2.04 per share to our former chief executive officer pursuant to the terms of his employment agreement. These options were issued under our stock option plan in a transaction exempt for the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

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

         During 2003, the Company issued 80,000 shares of our restricted common stock to consultants for services rendered. The Company valued these shares at $1.81 - 2.84 per share the fair market value at the date of the grant and recorded noncash compensation expense of $174,800.

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

         In October 2003, pursuant to the terms of an asset purchase agreement, the Company purchased the Random X 21 product by issuing 75,000 restricted shares of common stock at the fair market value of $135,000 to the seller as payment of 50% of the purchase price. This agreement was rescinded after the merger and the change in our business direction. These shares were issued pursuant to Section 4(2) of the Securities Act.

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

         Also, in November 2003, we granted options to purchase 62,500 shares of our common stock at an exercise price of $2.00 per share to its former chief executive officer pursuant to the terms of his employment agreement. These shares were issued pursuant to Section 4(2) of the Securities Act.

         In December 2003, we issued 25,000 shares of our common stock to a consultant for services rendered. We valued the shares at the market price on the date of issuance and recorded consulting expense of $37,000 or $1.48 per share. These shares were issued pursuant to Section 4(2) of the Securities Act.

         Additionally, in December 2003, we issued 5,000 shares of our common stock to a consultant for services rendered. The Company valued the shares at the market price on the date of issuance and recorded consulting expense of $6,600 or $1.32 per share. These shares were issued pursuant to Section 4(2) of the Securities Act.

         On January 2, 2004, we issued 1,351,640 shares of our Series A Preferred Stock and warrants to purchase 3,800,000 shares of our common stock to the stockholders and warrant holders of Money Centers of America, Inc. pursuant to an Agreement and Plan of Merger dated November 26, 2003, in a transaction exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof and Rule 506 thereunder.

         In January 2004, we issued options to purchase 2,635,000 shares of our common stock to Christopher M. Wolfington and options to purchase an aggregate of 485,000 shares of our common stock to 16 of our employees and consultants under our stock option plan. The securities were issued in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

         Additionally, in January 2004, we issued 25,000 shares of our common stock to a consultant for services rendered. We valued these shares at the market price on the date of issuance and recorded consulting expense of $30,000 or $1.20 per share. All of these shares were issued pursuant to Section 4(2) of the Securities Act.

         In May 2004, we issued 62,500 shares of restricted common stock to one of our executive employees, pursuant to the terms of the executive's employment contract. The company valued those shares at $.70 per share, the fair market value on the date of the grant.

         $2,000,000 of the Available Money purchase price was paid by tender of an aggregate of 1,470,590 shares of common stock to the previous shareholders of Available Money in April 2004. The terms of the Stock Purchase Agreement allow for certain purchase price adjustments. As a result, all of these shares of common stock were cancelled prior to December 31, 2004.

         On September 10, 2004, the Company borrowed $210,000 from an affiliate of our chief executive officer to pay an advance on commissions to a new casino customer. In connection with this note, the Company issued the lender warrants to purchase 50,000 shares of our common stock at an exercise price of $.33 per share. In the event that the principal amount of this loan plus all accrued interest thereon is paid in full on or before March 1, 2006, then the Company shall have the right to cancel warrants to purchase 25,000 shares.

         In October 2004, the Company granted options to purchase 100,000 shares of its common stock at an exercise price of $.35 per share to its former president in connection with the termination of his employment agreement. These securities were issued pursuant to Section 4(2) of the Securities Act.

         In December 2004, the Company granted options to purchase 150,000 shares of its common stock at an exercise price of $.01 per share to the owners of a software development company as partial consideration for software development services The company valued these options at $81,000 or $.54 per share. These shares were issued pursuant to Section 4(2) of the Securities Act.

         Pursuant to the Merger Agreement between the company and iGames, the holders of each share of iGames' common stock received one share of the company's common stock, and each holder of shares of iGames' Series A Convertible Preferred Stock received 11.5 shares of the company's common stock. Options and warrants to purchase iGames' common stock, other than warrants issued as part of the merger consideration in iGames' acquisition of the company (the "Merger Warrants"), were deemed options and warrants to purchase the same number of shares of the company's common stock with no change in exercise price. The Merger Warrants were canceled in exchange for 1.15 shares of the company's common stock for each share of common stock purchasable thereunder.

         Pursuant to the terms of a common stock offering with registration rights, the company has accrued penalties in the amount of 70,000 shares. The company has valued these shares at $45,323.

         In January 2005, we sold 984,314 shares of our common stock at $0.51 per share to three investors. These shares were sold pursuant to Rule 506 of Regulation D.

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

History

         We are a single source provider of cash access services to the gaming industry. We combine advanced technology with personalized customer services to deliver ATM, Credit Card Advance, POS Debit, Check Cashing Services, CreditPlus outsourced marker services, and merchant card processing. Our business plan is to identify fragmented segments of the market to capitalize on merger and acquisition targets of synergistic companies that support our business model.


         We were formed as a Delaware corporation in 1997. Prior to March 2001, we were a development company focusing on the completion of a Point of Sale ("POS") transaction management system for the gaming industry. In March 2001, we commenced operations with the launch of the POS system at the Paragon Casino in Marksville, LA.

         On January 2, 2004, iGames Entertainment, Inc. acquired us pursuant to our merger with and into a wholly-owned subsidiary of iGames formed for that purpose. In addition, on January 6, 2004, iGames acquired Available Money, Inc., an operator of free-standing ATM machines in casinos. The business operations of Available Money were combined with our business operations. As a result of the acquisition of Available Money and our continued growth, we currently provide services in 27 locations across the United States.

         Our acquisition by iGames was treated as a recapitalization and accounted for as a reverse acquisition Although iGames was the legal acquirer in the merger, we were the accounting acquirer since our shareholders acquired a majority ownership interest in iGames. Consequently, our historical financial information is reflected in the financial statements prior to January 2004. All significant intercompany transactions and balances have been eliminated. We do not present pro forma information, as the merger was a recapitalization and not a business combination.

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

         As a result of this merger, we have retained our December 31 fiscal year end.

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

Current Overview

         Our core business of providing single source full service cash access services in the gaming industry continues to grow and be the major source of our revenue and profits in 2005. We have also launched several new services in the last 18 months, such as CreditPlus, Our Cash Services Host Program, and our Transaction Management System that have begun to create new revenue and have helped to differentiate our product offering in the marketplace. The addition of our new product offerings have assisted us in obtaining three new contracts that will be a major part of our revenue and cash flow in 2005.


         The acquisition of Available Money that was completed in January 2004 continues to provide challenges for management in terms of the legal matters associated with the transactions and the longer than expected conversion of the processing of the Available Money cash services business over to the systems we utilize. We have completed our new ATM processing agreement which has lowered our operating costs, provided needed capacity for our vault cash needs, and will help facilitate the completion of the Available Money conversion.

         We have also finalized our agreement with Mosaic Software which is a major component to our Transaction Management System. Our deployment is scheduled for July 2005. Though we feel confident that The Transaction Management System will differentiate us from our competitors and create new sources of revenue for the company, there is no guarantee that the market will accept this new deployment strategy.

         We are confident that we have sufficient capacity to handle additional customer accounts using our current systems and infrastructure. We commenced operations at three new full service casino locations, in September 2004, October 2004 and February 2005, with no increase in recurring general and administrative expenses. While our interest expense has been higher than we anticipated, we are in the process of re documenting our current lines of credit and to identify new lower costs sources to provide for new capacity associated with our new locations and to reduce the interest rates we pay on our lines of credit, which will lower our expenses and contribute to our profitability. Mercantile Capital has been a strong finance partner to the company, however, the ability to continue our growth is largely dependent on our ability to identify and secure capital at reasonable rates.

         We seek to avoid litigation and to minimize our exposure to potential claims arising in the normal course of our business and as a result of our acquisitions. Despite these efforts, we have been named as a defendant in several legal proceedings. We are confident that it is in our best interests to defend these claims and to pursue counterclaims where we believe that we are likely to obtain a favorable result. During the year ended December 31, 2004, we have incurred approximately $700,000 in legal fees related to these legal proceedings and anticipate incurring a substantial amount of additional legal fees related to these legal proceedings.

         Our core business generates revenues from transaction fees associated with each unique service we provide, including ATMs, credit card advances, POS Debit, check cashing, markers and various other financial instruments. We receive our fees from either the casino operator or the consumer who is requesting access to their funds. The pricing of each transaction type is determined by evaluating risk and costs associated with the transaction in question. Accordingly, our transaction fees have a profit component built into them. Furthermore, reimbursement for electronic transactions are guaranteed by the credit or debit networks and associations that process the transactions as long as procedures are followed, thereby reducing the period of time that trade accounts receivable are outstanding to several days.

         Companies providing cash access services to the gaming industry face some unique challenges and opportunities in the next ten years. Many companies in the industry have merged, been acquired or have recapitalized in order to capitalize on the trends identified in the gaming industry.

         Historically, providers of cash access services to the gaming industry had cash flow margins that were generally higher than those experienced in the funds transfer and processing industries. Growing competition and the maturing of the market has resulted in a decline in these margins as companies have begun marketing their services based on price rather than innovation or value added services. This trend is highlighted by the number of companies that promote revenue growth and an increased account base but experience little increase in net income. This trend is magnified by the fact that the largest participant in the industry has close to 70% market share and has begun to forgo margin in order to retain business. Companies that can adapt to the changing market and can create innovative products and services stand at the forefront of a new wave in revenue and profit growth.

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

         Like most maturing markets, the companies that succeed are those that are capable of reinventing themselves and the markets they serve. We believe that smaller gaming properties will always look to have cash access services provided in the traditional manner However, there are several major trends occurring in the gaming industry that will have a major impact on our industry and will determine which companies emerge as industry leaders:

     1. Consolidation of major casino companies that will put pressure on other major casino companies to follow suit and will put pressure on smaller casino companies to focus on service and value added amenities in order to compete.

         The trend towards consolidation of the major gaming companies has continued and will make it difficult to continue to offer our services in the traditional manner. The economics are too compelling for the gaming operators not to consider internalizing these operations in order to generate additional revenue and profits to service the debt associated with the consolidation. Our preparation has continued to position us to capitalize on this trend. We have prepared for this change and have already begun to offer our systems and services through the issuance of Technology and Use Agreements for a transaction management system. Instead of outsourcing the cash services operations, we have begun to offer turn-key processing capabilities for internal use by the casino. This means casinos will license our technology so they can operate and maintain their own cash access services, including the addition of their merchant card processing. Our size makes us uniquely capable of adapting to this change. Though the license agreements do not have the same revenue potential as a traditional cash services contract, the net income derived from these agreements is higher, the user agreements are for a longer period of time and we do not have the same capital expenditures or vault cash requirements that we experience in performing traditional cash access services. Furthermore, our larger competitors have spent years trying to conceal the economic benefits of this type of offering because their large infrastructure is designed to only support an outsourced solution.

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

         In order to support this expansion, Indian casino operators will seek new sources of revenues and new amenities to attract and retain more quality customers. One of the most critical customer amenities in casino operations is the availability of credit. Traditional gaming markets, such as Las Vegas and Atlantic City, rely on credit issuance for up to 40% of their revenues. These markets issue credit internally and rely on specialized credit reporting in their risk management decisions. Significant capital investment in technology is required for these transactions to be executed efficiently. However, within the $15 billion dollar Indian Gaming market there are virtually no credit services currently available. Approximately 26 of 29 states that have approved Indian Gaming do not allow the Tribes or their respective casinos to issue credit. The lack of credit play is also due to the lack of a third party credit issuer that is capable of facilitating the transactions. Our Credit Plus platform allows Indian casinos to issue credit to players, providing Indian casinos with a guest amenity that is already widely accepted in traditional jurisdictions. Our ability to convert this market opportunity into revenue is largely dependent on the success of our internal sales. Other barriers within the casino operation itself may also have a negative impact on our ability to generate revenue from our CreditPlus product.

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

         We believe that it is necessary to increase our working capital position so that we can capitalize on the profitable trends in the industry while maintaining and servicing our current customer base and integrating acquired operations such as Available Money. Without sufficient working capital, we would be forced to utilize working capital to support revenue growth at the expense of executing on our integration and conversion plans. This would result in substantially higher operating costs without the assurance of additional revenues to support such costs.


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

         Check Cashing Bad Debt. The principal source of bad debts that we experience are due to checks presented by casino patrons that are ultimately returned by the drawer's bank for insufficient funds. We account for these check cashing bad debts on a cash basis. Fees charged for check cashing are recorded as income on the date the check is cashed. If a check is returned by the bank on which it is drawn, we charge the full amount of the check as a bad debt loss. If the bank subsequently honors the check, we recognize the amount of the check as a negative bad debt. Based on the quick turnaround of the check being returned by the bank on which it is drawn and our resubmission to the bank for payment, we feel this method approximates the allowance method, which is a Generally Accepted Accounting Principle. This conservative accounting policy may at times overstate the impact of bad checks on our financial results, and adoption of a different accounting policy could have a material impact on our reported results.

         Goodwill and Long-Lived Intangible Assets. The carrying value of goodwill as well as other long-lived intangible assets such as contracts with casinos is reviewed if the facts and circumstances suggest that they may be impaired. With respect to contract rights in particular, which have defined terms, this will result in an annual adjustment based on the remaining term of the contract. If this review indicates that the assets will not be recoverable, as determined based on our discounted estimated cash flows over the remaining amortization period, then the carrying values of the assets are reduced to their estimated fair values. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill And Other Intangible Assets" which eliminates amortization of goodwill and certain other intangible assets and requires annual testing for impairment. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.

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

Change in Fiscal Year End

         Following the October 2004 merger of iGames into us, we have retained our prior fiscal year end of December 31. This is a change from iGames' March 31 fiscal year end reflected in last year's Annual Report on Form 10-K. As a result of this change, the following discussion compares the consolidated audited financial statements as of and for the year ended December 31, 2004 with the consolidated unaudited financial statements as of and for the year ended December 31, 2003. We are also including a discussion and analysis of our financial statements for fiscal years ended March 31, 2003 and 2004.

         Throughout the MD&A, data for all periods except as of and for the twelve months ended December 31, 2003, are derived from our audited consolidated financial statements, which appear in this report. All data as of and for the twelve months ended December 31, 2003 are derived from our unaudited consolidated financial statements, which are not presented herein.

Results of Operations

Year Ended December 31, 2004 vs.  Year Ended December 31, 2003


                                                    Year Ended December       Year Ended
                                                       31, 2004 ($)       December 31, 2003 ($)   Change ($)
                                                   ---------------------  ---------------------  ------------
Net Income (Loss)                                      (11,841,753)              479,104         (12,320,857)
Revenues                                                16,258,302             5,514,303          10,742,999
Operating Expenses                                      13,912,356             4,286,037           9,626,319
Selling, General and Administrative Expenses             2,642,341               907,745           1,734,596
Noncash Compensation                                     7,674,491                     -           7,674,491
Depreciation and Amortization                            1,615,803               159,203           1,456,600
Other Income (Expenses), net                            (2,253,064)              314,786          (2,567,850)


         Our net loss increased during the year ended December 31, 2004 due to a $7,674,491 expense recorded for the issuance of common stock and options for services, approximately $189,000 in non-recurring expenses related to the integration of the Available Money business into our business, a $1,375,000 increase in interest expenses related to our increased sales volume and a $794,000 increase in legal expenses resulting from legal proceedings stemming from acquisition activities that we anticipate will continue into 2005 and from our status as a public company commencing in 2004.

         Our revenues increased by approximately 195% during the year ended December 31, 2004 as compared to the year ended December 31, 2003. Approximately $501,226 of this increase represented increased volume under contracts in place at the beginning of 2003, $4,954,985 represented full-year results from contracts that began in 2003 and $479,518 represented revenues from new contracts in 2004. In addition, $7,644,489 represented revenues from Available Money following its acquisition and $121,010 represented revenues from CreditPlus and our Cash Services Host Program products first introduced in 2004. In addition, we experienced increased transaction volume. During the year ended

December 31, 2004, our POS system facilitated 6,961,351 transactions (a 679% increase over the year ended December 31, 2003) totaling $740,391,213 (426% increase over the year ended December 31, 2003) generating over $18 million in revenues (a 274% increase over the year ended December 31, 2003). Our results of operations and revenue growth exceeded expectations though our number of new accounts was lower than anticipated.

         Our operating expenses increased during the year ended December 31, 2004 due to a $1,280,000 increase in transaction processing expenses primarily resulting from increased transaction volume, a $725,000 increase in compensation expenses, $189,000 in expenses related to the integration of the Available Money business and increased casino commissions. Transaction processing expenses are expenses incurred on a transaction-by-transaction basis and therefore are directly tied to transaction volume. Commissions paid to casinos increased from $2,090,514 (37.9% of casino transaction fees of $5,514,303) in 2003 to
$8,170,078 (50.2% of casino transaction fees of $16,258,302) in 2004.
Approximately $2,751,748 of this increase was due to somewhat higher commissions due under the Sycuan casino contract, while the remainder was principally due to increased transaction volume. We believe that the higher commission payments under the Sycuan casino contract reflect the size and desirability of the particular business opportunity and are not reflective of a trend. Commission rates in future contracts and contract renewals may be higher or lower than current rates. If we are forced to pay higher commissions to other casino customers, our commission expenses will increase and the impact on revenues and income will depend on our ability to pass the higher commissions on to customers in the form of higher transaction fees.

         Based on our higher level of operations, we had 68 operations employees at December 31, 2004 as compared to 54 operations employees at December 31, 2003, which resulted in the additional compensation and benefits expenses.

         Our selling, general and administrative expenses increased during the year ended December 31, 2004 primarily due to $700,000 in legal fees related to pending legal proceedings. Legal expenses related to these proceedings are expected to continue in 2005, although settlement discussions are ongoing and therefore it is not possible to estimate the amount of these expenses or their impact on our future results of operations and financial condition. Other factors contributing to the increase in selling, general and administrative expenses include additional travel expenses of approximately $86,500 related to the set-up of two new casino locations and additional management compensation of approximately $347,650. In addition, accounting fees increased by approximately $169,000 and insurance increased by approximately $135,500 due to the purchase of directors' and officers' insurance, which we did not have during the year ended December 31, 2003 as we were a private company during that period.

         Our depreciation and amortization expenses increased during the year ended December 31, 2004 due to our higher level of fixed and intangible assets that we purchased to support our increased level of operations.

         Our other expenses increased during the year ended December 31, 2004 mostly due to a $1,500,000 increase in interest expense. This increase resulted from higher line of credit borrowing levels ( $8,163,616 at December 31, 2004 compared to $2,232,369 at December 31, 2003). We paid slightly higher interest rates (an average interest rate of 16% during 2004 compared to an average interest rate of 15% during 2003) with respect to our business other than Available Money, which we did not own until early 2004. At December 31, 2004 we were paying interest on approximately $17,000,000 of vault cash for the Available Money business. The interest rate on this $17 million was 4.75% per annum. We have negotiated a reduced interest rate for vault cash used in our non-casino ATM operations from our ATM processor and are negotiating to re-finance our casino vault cash facility. We anticipate completing this in the second quarter of 2005.


Year Ended March 31, 2004  vs.  Year Ended March 31, 2003


                                                     Year Ended        Year Ended
                                                   March 31, 2004    March 31, 2003             Change
                                                        ($)               ($)                      $
                                                ------------------  -------------------   -----------------
Net Income (Loss)                                    (6,634,586)           451,036            (7,085,622)
Revenues                                              6,980,574          3,211,256             3,769,318
Operating Expenses                                    6,407,069          2,440,295             3,966,774
Selling, General and Administrative Expenses          6,398,542            796,807             5,601,735
Other Income (Expenses)                                (809,549)           476,882            (1,286,431)


         Our net loss increased in the year ended March 31, 2004 due to approximately $5,560,000 in non-cash compensation expenses incurred as a result of issuing options to purchase 3,120,000 shares of our common stock at a below market exercise price to employees and consultants, an approximate $418,000 loss on impairment of intangible assets and an approximate $131,000 write-off of obsolete inventory, both of which were incurred as a result of our decision to focus on our cash access services business and to cease pursuing our former plan of operations as a developer of gaming and security systems for the hospitality, cable, gaming and sports betting industries. We also experienced additional general and administrative expenses of approximately $650,000 related to our acquisition of Available Money, our merger with Money Centers and our terminated acquisition of Chex Services, Inc.

         Our revenues increased in the year ended March 31, 2004 due to Money Centers' addition of the Sycuan Casino as a customer, which resulted in approximately $4,000,000 in additional revenues, and the acquisition of Available Money at the beginning of the fourth quarter of the year ended March 31, 2004, adding 91 ATM's at 18 locations throughout the United States. Approximately $619,803 of the increase represented increased volume under contracts in place at March 31, 2002 and $4,007,864 represented revenues from new contracts in the year ended March 31, 2004. In addition, $210,359 represented revenues from Available Money following its acquisition. In addition, we experienced increased transaction volume. During the year ended March 31, 2004, our POS system facilitated 892,915 transactions (a 75% increase over the year ended March 31, 2003) totaling $140,536,954 (44% increase over the year ended March 31, 2003) generating over $5.5 million in revenues (a 63% increase over the year ended March 31, 2003).

         Our operating expenses increased during the year ended March 31, 2004 due to a $226,828 increase in transaction processing expenses primarily resulting from increased transaction volume, a $845,494 increase in compensation expenses and increased casino commissions. Transaction processing expenses are expenses incurred on a transaction-by-transaction basis and therefore are directly tied to transaction volume. Commissions paid to casinos increased from $939,973 (29.3% of casino transaction fees of $3,211,256) in 2003 to $2,734,944
(40.3% of casino transaction fees of $6,781,952) in 2004. Approximately $2,200,000 of this increase was due to somewhat higher commissions due under the Sycuan casino contract, while the remainder was principally due to increased transaction volume.

         Based on our higher level of operations, we had 38 operations employees at March 31, 2004 as compared to 23 operations employees at March 31, 2003, which resulted in the additional compensation and benefits expenses and non-cash compensation expense due to the grant of 270,000 options to these employees at below market exercise prices.

         Our selling, general and administrative expenses increased in the year ended March 31, 2004 primarily due to $4,877,050 in non-cash compensation expenses incurred as a result of issuing options to purchase 3,120,000 shares of our common stock at a below market exercise price to employees and $376,368 in non-cash compensation expenses incurred as a result of issuing options to purchase 345,000 shares of our common stock at a below market exercise price to consultants. The issuance of these securities was necessary in order to ensure the retention of our management team, the retention of Money Centers' key employees and the recruitment of our independent directors. We also experienced additional general and administrative expenses of approximately $650,000 for legal fees, accounting and auditing fees, travel and other expenses related to our acquisition of Available Money, our merger with Money Centers and our unsuccessful effort to acquire Chex Services, Inc. Other factors contributing to the increase in selling, general and administrative expenses include additional management compensation of approximately $327,000. In addition, accounting fees increased by approximately $22,000 and insurance increased by approximately $26,500 due to the purchase of directors' and officers' insurance, which we did not have during the year ended March 31, 2003 as we were a private company during that period.

         Prior to our acquisition by iGames in January 2004, iGames was engaged in the business of developing and marketing gaming and security systems for the hospitality, cable, gaming and sports betting industries. In connection with the acquisition, iGames determined to cease those activities. Included in our intangible assets are the intellectual property rights associated with gaming software and gaming security devices previously marketed by iGames, and iGames' inventory consisted of gaming security devices held for sale. As a result of the decision to cease this business, we determined that these assets were 100% impaired and reduced their carrying value to zero. This resulted in an approximate $418,000 loss on impairment of intangible assets and an approximate $131,000 write-off of obsolete inventory. In addition, we incurred a $1,468,044 increase in interest expense. This increase resulted from higher line of credit borrowing levels ($2,235,759 at March 31, 2004 compared to $557,236 at March 31,
2003) as well as higher interest rates (an average interest rate of 15% during the year ended March 31, 2004 compared to an average interest rate of 9% during the year ended March 31, 2003). In the year ended March 31, 2003, our other income was due to a gain on forgiveness of indebtedness. A similar gain did not occur in the year ended March 31, 2004.

Off-Balance Sheet Arrangements

         There were no off-balance sheet arrangements during the fiscal year ended December 31, 2004 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.


Changes in Financial Position, Liquidity and Capital Resources


                                                          Year Ended      Year Ended
                                                         December 31,    December 31,
                                                           2004 ($)        2003 ($)          Change ($)
                                                    -------------------  -------------       -----------
Net Cash Provided (Used) by Operating Activities           (902,217)         739,449          1,641,666
Net Cash Used by Investing Activities                    (4,239,374)        (347,353)         3,892,021
Net Cash Provided (Used) by Financing Activities          5,328,489         (862,228)         6,190,717


         Our net cash used by operations increased by $1,641,666, due to our net loss of $11,841,753 offset by depreciation and amortization of $1,615,803, non cash compensation of $7,637,476 and an increase in accounts payable, commission payable and accrued expenses of $1,879,284.


         Net cash used by investing activities increased during the year ended December 31, 2004 due to a significant increase in the amount of cash paid for acquisition of intangible assets.


         Net cash provided by financing activities increased during the year ended December 31, 2004 due to increases in our lines of credit and advances from officers offset by decreases in notes payable and an increase in the amount of restricted cash.


         Our available cash equivalent balance at December 31, 2004 was approximately $432,897 and was approximately $613,943 at March 31, 2005. Since our formation we have raised an aggregate of approximately $3,000,000 in capital through the sale of our equity securities. In addition, we issued two 10% convertible promissory notes in the aggregate principal amount of $250,000 to one investor. In October 2002, this investor converted a $150,000 note into 300,000 shares of our common stock, and from July 2003 through December 2003, we repaid an additional $90,000 of this debt. We intend to repay the remaining principal balance of this note of $10,000 in 2005.


         A significant portion of our existing indebtedness is associated with our vault cash line of credit of $3,000,000 with Mercantile Capital, L.P., which we use to provide vault cash for our casino operations. Vault cash is not working capital but rather the money necessary to fund the float, or money in transit, that exists when customers utilize our services but we have yet to be reimbursed from the Debit, Credit Card Cash Advance, or ATM networks for executing the transactions. Although these funds are generally reimbursed within 24-48 hours, a significant amount of cash is required to fund our operations due to the magnitude of our transaction volume. Our vault cash loan accrues interest at the base commercial lending rate of Wilmington Trust Company of Pennsylvania plus 10.75% per annum on the outstanding principal balance, with a minimum rate of 15% per annum, and has a maturity date of May 31, 2005. Our obligation to repay this loan is secured by a first priority lien on all of our assets. The outstanding balance on our vault cash line of credit fluctuates significantly from day to day based on activity and collections, especially over weekends. On peak days, the outstanding amount frequently is in excess of $3,000,000. However, our lender has funded, and indicated that it is willing to continue to fund, these overadvances. We are in the process of negotiating with several parties for new vault cash facilities that we expect will include higher borrowing limits and reduced interest expense.


         Vault cash for our ATM operations at locations where we do not provide full cash access services (primarily former Available Money customers) is provided by our ATM processing provider under the terms of the ATM processing agreement, at a cost equal to the ATM processor's cost of funds, which currently is Prime minus 5/8%.

         We incurred $6,000,000 of debt associated with the acquisition of Available Money. $2,000,000 of this indebtedness was paid by tender of an aggregate of 1,470,590 shares of our common stock to the previous shareholders of Available Money. The terms of the Stock Purchase Agreement allow for certain purchase price adjustments associated with this indebtedness that may lower the actual amount we are required to pay, based on the renewal rates of contracts scheduled to expire or otherwise terminable in 2004. Due to the nonrenewal of a significant number of these contracts, as of the date of this prospectus, we have (i) withheld $150,000 of the purchase price set forth in the Stock Purchase Agreement (which the former Available Money shareholders have asserted a right to receive), (ii) cancelled all 1,470,590 shares issued to the former shareholders of Available Money, and (iii) demanded repayment of $100,000 of the purchase price already paid to them in cash, as well as approximately $135,000 for reimbursement of expenses that they are obligated to pay pursuant to the Stock Purchase Agreement. While we have submitted bids to continue servicing some of these customers, there are other bidders and there can be no assurance that these bids will be accepted. While the termination of these contracts will adversely affect Available Money's revenues in 2005, we believe that we have or will locate a sufficient number of new customers to offset on a consolidated basis the decreases caused by these contract cancellations.


         An additional $2,000,000 of this indebtedness is a loan provided by Chex Services, Inc. We have filed suit against Chex Services regarding certain breaches to the term note evidencing our obligation to repay this loan and breaches to a Stock Purchase Agreement entered into by the parties in November 2003, including (i) false representations and warranties related to terminated Chex casino contracts and over $600,000 in bad debts, (ii) material misrepresentations in SEC filings, (iii) entering into a material financing transaction in violation of the covenant not to enter into transactions outside the ordinary course of business, (iv) failure to proceed in good faith toward closing, including notifying iGames that Equitex could not close on the transaction as structured, and (v) failure to provide all funding that Chex committed to provide under the terms of the term note. It is our position that the amounts due to us from Chex, including a $1,000,000 termination fee due under the Stock Purchase Agreement, transaction and collection costs due under the Stock Purchase Agreement, and additional damages we suffered as a result of the breaches by Chex Services, Inc., exceed the principal amount of this loan. We will continue to record this note as a liability until a judgment is rendered in the lawsuit.


         The final $2,000,000 of this indebtedness is a bridge loan provided by Mercantile Capital, L.P. This bridge loan accrues interest at an annual rate of 17% and has a maturity date of May 1, 2005. Our obligation to repay this loan is secured by a first priority lien on all of our assets. We intend to refinance this obligation in 2005. We paid a facility fee of $41,000 in connection with this loan.


         On December 1, 2003, we obtained a $250,000 line of credit from Mercantile Capital, L.P., due on demand. This debt bears interest at the prime rate of interest plus 10%, floating, provided that the minimum rate on this loan is 14.5% per annum. In addition, Mercantile receives a collateral management fee equal to one percent of the principal balance of the loan per month. This loan is secured by 250,000 shares of the Company's common stock.


         On September 10, 2004, we borrowed $210,000 from the father of our chief executive officer to pay an advance on commissions to a new casino customer. This loan bears interest at 10% per annum, which is payable monthly beginning October 1, 2004. The principal amount of this loan is repayable in monthly payments payable on the 1st day of each month commencing with the second month following the month in which we commence operations at Angel of the Winds Casino, and continuing on the 1st day of each month thereafter through April 30, 2005, provided that, upon any merger of our company, sale of substantially all of our assets or change in majority ownership of our voting capital stock, the lender has the right to accelerate this loan and demand repayment of all outstanding principal and all unpaid accrued interest thereon. The amount of the principal payment due in any month is equal to the amount of lease fee advances that we receive from this casino customer during that month. In addition, we issued the lender warrants to purchase 50,000 shares of our common stock at an exercise price of $.33 per share. In the event that the principal amount of this loan plus all accrued interest thereon is paid in full on or before March 1, 2006, then we shall have the right to cancel warrants to purchase 25,000 shares.


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


         We are also in the process of replacing all of the former Available Money ATMs with new ATMs that will be processed on more favorable economic terms. We have entered into a capital lease agreement to acquire 71 ATM's and related equipment necessary to complete this conversion. This capital lease agreement will require us to incur an upfront charge of approximately $350,000 and monthly rental expense of approximately $21,000 over the remaining 59 months of the lease term.


         Our goal is to change the way our customers view cash access services through transforming the way casinos find, serve and retain their customers. We will strive to assist our customers by continuing to grow and improve everything we do. We require significant capital to meet these objectives. Our capital requirements are as follows:

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

     o Acquisition Financing: We presently have no cash for use in completing additional acquisitions. To the extent that we cannot complete acquisitions through the use of our equity securities, we will need to obtain additional indebtedness or seller financing in order to complete such acquisitions.

     o Working Capital: We will require substantial working capital to pay the costs associated with our expanding employee base and to service our growing base of customers.

     o Technology Development: We will continue to incur development costs related to the design and development of our new products and related technology. We presently do not have an internal staff of engineers or software development experts and have outsourced this function to IntuiCode, LLC, a company operated by Jeremy Stein, a member of our board of directors.

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

         Due to our accumulated deficit of $14,811,030 as of December 31, 2004, and our net losses and cash used in operations of $11,841,753 and $907,217, respectively, for the year ended December 31, 2004, our independent auditors have raised substantial doubt about our ability to continue as a going concern. While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow in 2005 or at any time in the future.

ITEM 7.       FINANCIAL STATEMENTS

         Our consolidated financial statements for Fiscal Years 2004 and 2003 and footnotes related thereto may be found at pages F-1 through F-22.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         As of December 31, 2004, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher M. Wolfington, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Wolfington concluded that our disclosure controls and procedures are effective.

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

ITEM 8B.  OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16 (a) OF THE EXCHANGE ACT


         The following table sets forth the names, ages and positions of our directors and executive officers and executive officers of our subsidiary as of March 31, 2005.

  Name                              Age    Current Position(s) with Company
  Christopher M. Wolfington         39     Chairman of the Board of Directors,
                                           Chief Executive Officer and President

  Jeremy Stein                      37     Director

  Barry R.  Bekkedam                37     Director

  Wayne A.  DiMarco                 39     Director

  Jonathan P.  Robinson             40     Director

         All directors serve until their successors are duly elected and qualified. Vacancies in the Board of Directors are filled by majority vote of the remaining directors. The executive officers are elected by, and serve at the discretion of, the Board of Directors.

         A brief description of the business experience during the past five years of our directors, our executive officers and our key employees is as follows:

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

         Jeremy Stein - Director. Mr. Stein served as President and Chief Executive Officer and a director of iGames from June 2002 until January 2004, and as Secretary and a director of iGames since January 2004. Mr. Stein has also served as the Chief Executive Officer of IntuiCode, LLC, a software development company, since 2000 and as a senior software engineer with Mikohn Gaming Corporation, where he worked until 2001. Prior thereto, he was a senior software engineer and director of Progressive Games, Inc. from 1995 to 1998 and the Chief Technical Officer of Emerald System, Inc. from 1993 to 1995. Mr. Stein studied computer science at Virginia Tech. See "Related Party Transactions."

         Barry Bekkedam - Director. Mr. Bekkedam served as a member of iGames' board of directors from January 2004 through October 2004 and as a member of our board of directors since October 2004. Mr. Bekkedam is the chairman of the board of directors and chief executive officer of Ballamor Capital Management, Inc., an investment advisory firm located in Wayne, Pennsylvania that he founded in 1997. Ballamor Capital Management, Inc. is an objective investment advisory firm that provides consultative services to families and individuals of wealth. Mr. Bekkedam received a Bachelors of Science in Accounting from the College of Commerce and Finance at Villanova University.

         Wayne DiMarco - Director. Mr. DiMarco served as a member of iGames' board of directors from January 2004 through October 2004 and as a member of our board of directors since October 2004. Mr. DiMarco is the president of P. DiMarco & Co., Inc., a privately owned highway and heavy construction site development company based in King of Prussia, Pennsylvania. Mr. DiMarco received a Bachelors of Science in Civil Engineering from Lehigh University.

         Jonathan P. Robinson - Director. Mr. Robinson has served as a member of our board of directors since January 2005. Mr. Robinson has been Chief Financial Officer of O'Neill Properties Group, a Mid-Atlantic real estate development company, since 2002. He was Chief Financial Office of Airclick, Inc. from 2000 to 2002. Prior thereto, Mr. Robinson was Chief Financial Officer of Safeguard International, a $300 million cross-Atlantic private equity fund, focused on later-stage leveraged buyouts and private equity investments, from 1999 to 2000. From 1993 to 1998, Mr. Robinson was Chief Financial Officer of CRW Financial, Inc. Mr. Robinson received a B.S. degree from Bloomsburg University in 1986.

         There are no family relationships among any of our directors or executive officers.

         Audit Committee

         The Audit Committee oversees our processes of accounting and financial reporting and provides oversight with respect to our audits and financial statements. In this role, the Audit Committee reviews the professional services provided by our independent accountants and the independence of the accounting firm from our management. The Audit Committee also reviews the scope of the audit performed by our independent accountants, our annual financial statements, our systems of internal accounting controls and other matters with respect to the accounting, internal auditing and financial reporting practices and procedures as it finds appropriate or as may be brought to its attention. The Audit Committee is comprised of Messrs. Bekkedam, DiMarco and Robinson, each of whom is independent as defined by the requirements of The NASDAQ Stock Market and the rules and regulations of the Securities and Exchange Commission. Mr. Robinson serves as Chairman of the Audit Committee and as our "audit committee financial expert" as required under the SEC's rules. The Audit Committee did not meet in fiscal 2004.

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

         Based on our review of Forms 3 and 4 filed with the Securities and Exchange Commission, we do not believe that any of the Reporting Persons had delinquent filings pursuant to Section 16(a) of the Securities Exchange Act.

         Code of Ethics

         We have adopted a code of ethics that applies to our executive officers, all other employees and each member of our Board of Directors. Our Board of Directors adopted the code of ethics in June 2004. We will provide a copy of the code of ethics to any person without charge, upon request. The request should be made in writing and addressed to Christopher M. Wolfington, Money Centers of America, Inc., 700 South Henderson Road, Suite 325, King of Prussia, Pennsylvania 19406. The code of ethics is also posted on our website at www.moneycenters.com. We intend to disclose any amendments or waivers to our code of ethics on our website. Additionally, our code of ethics is included as an exhibit to this Annual Report on Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION


         The following table sets forth compensation paid or accrued during the years ended December 31, 2004 and 2003 to our Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE


                                                                                         Long-Term
                                                                                        Compensation
                                                       Annual Compensation                 Awards
                                            ----------------------------------------    ------------
                                                                                          Number of
                                 Fiscal                                 Other Annual      Shares or         All Other
Name and Principal Position    Year Ended     Salary        Bonus       Compensation       Options         Compensation
---------------------------    ----------   -----------  ------------   ------------    -------------      ------------
Christopher M. Wolfington,     12/31/04     $350,000(2)  $431,995 (3)        $0         2,635,000 (4)      $47,628 (5)
Chairman, Chief Executive
Officer, President (1)


--------------
(1) Mr. Wolfington was appointed our President and Chief Executive Officer on January 2, 2004, effective upon the consummation of our acquisition of Money Centers of America, Inc.

(2) Pursuant to his employment agreement, Mr. Wolfington began receiving an annual salary of $350,000 on January 2, 2004.

(3) This consists of Mr. Wolfington's signing bonus of $200,000 and annual bonus of $175,000 for the year ended December 31, 2004. These bonuses were not paid as of December 31, 2004. The original $200,000 was added to the officer payable and the $175,000 was in accrued expenses at December 31, 2004. Subsequently, the $175,000 was added to the officer loan in January 2005. Also includes $56,995 in sales commissions.

(4) Pursuant to his employment agreement Mr. Wolfington received options to purchase 2,635,000 shares of our Common Stock.

(5)    Includes life insurance premiums and automobile expenses.



         Option Grants For the Year Ended December 31, 2004

         Pursuant to his employment agreement, Mr. Wolfington received grants of options to purchase an aggregate of 2,635,000 shares of our common stock in 2004. Each of these options has an exercise price of $.01 per share and is exercisable for a period of ten years from the date of grant. These grants represent approximately 76.2% of the options granted to our employees in the fiscal year ended December 31, 2004.

         The following table sets forth information concerning year-end option values for 2004 for the executive officers named in our Summary Compensation Table above. The value of unexercised in-the-money options is calculated based on the closing bid price of our common stock on December 31, 2004 of $.70.

                          Fiscal Year End Option Values


                                                                                         Value of Unexercised
                       Number of Unexercised Options                                     In-the-Money Options
                            at Fiscal Year End                                            at Fiscal Year End
-----------------------------------------------------------------------------   ------------------------------------------
              Name                     Exercisable         Unexercisable          Exercisable           Unexercisable
-------------------------------- ------------------------ -------------------   ------------------ -----------------------
Christopher M. Wolfington             2,635,000(1)                 0             $1,652,550(2)                $0




--------------
(1) Consists of options to purchase 2,635,000 shares of our common stock at an exercise price of $.01 per share.
(2) Based on a closing sales price of $.70 per share on December 31, 2004.


         Long Term Incentive Plans

         We currently do not have any long-term incentive plans.

         Compensation of Directors

         Our directors who are also employees do not receive any additional consideration for serving on our board of directors. Our outside directors, who are not employees, receive $2,500 for each meeting of the board of directors or any committee thereof that they attend. In addition, our outside directors receive an initial grant of 25,000 shares of restricted stock that vest in accordance with a schedule determined by our chief executive officer and annual grants of options to purchase 25,000 shares of our common stock at an exercise price equal to the closing sales price of our common stock on the date of grant. No grants or options were issued to the board members in 2004. The company has issued these grants and options in 2005 for 2004.

         Employment Agreements

         In January 2004, we entered into a five-year employment agreement with Christopher M. Wolfington, our Chairman, President and Chief Executive Officer. In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors) (the "Base Salary"), Mr. Wolfington's employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar year (the "Guaranteed Bonus") and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus"). Pursuant to his employment agreement, Mr. Wolfington is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement. In addition, Mr. Wolfington received options to purchase 760,000 shares of our common stock at an exercise price of $.01, which are immediately vested and options to purchase 1,875,000 shares our common stock at an exercise price of $.01, which have vested due to the issuance of a commitment letter by Mercantile Capital, L.P. to refinance our vault cash and working capital financing. In addition, we have agreed to grant Mr. Wolfington options to purchase an aggregate of 3,530,780 shares of our common stock, which shall vest as determined by the Board of Directors. In the event there is a change of control after which Mr. Wolfington is asked to relocate his principal business location more than 35 miles, his duties are significantly reduced from the duties he had immediately prior to the change of control or there is a material reduction in his Base Salary in effect immediately prior to the change of control and, as a result of any of the foregoing, Mr. Wolfington resigns his employment hereunder within one year after the date of the change of control, then Mr. Wolfington shall be entitled to receive as severance payments, his Guaranteed Bonus, his Base Salary and his insurance benefits for a period equal to the greater of the initial term of the agreement or 24 months from the date of the termination or cessation of Mr. Wolfington's employment. For purposes of Mr. Wolfington's employment agreement, a change of control occurs if we sell all or substantially all of our assets or if shares of our capital stock representing more than 50% of the votes which all stockholders are entitled to cast are acquired, by purchase, merger, reorganization or otherwise) by any person or group of affiliated persons not an affiliate of iGames at the time of such acquisition.

         Repricing of Options

         We have not adjusted or amended the exercise price of any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to ownership of Common Stock by Officers, Directors and owners of 5% or more of our Common Stock

         The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2004 by:

     o each person known to us to be the beneficial owner of more than 5% of our common stock;

     o    each of our directors;

     o    each of our executive officers; and

     o    all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of March 31, 2005, 21,176,978 shares of our common stock were issued and outstanding.


                                                              Amount and Nature of
    Name of Beneficial Owner (1)           Position         Beneficial Ownership (1)       Percentage of Class
--------------------------------      -------------------   ------------------------       --------------------
Christopher M. Wolfington              President, Chief           19,689,603(2)                   70.8%
700 South Henderson Road,             Executive Officer,
Ste.  325                               Chairman of the
King of Prussia, PA 19406                    Board


Jeremy Stein                               Director                372,500(3)                      1.5%
301 Yamato Road, Suite 2199
Boca Raton, FL 33431


Wayne DiMarco                              Director                 95,000(4)                       *
131 East Church Road
King of Prussia, PA 19406

Barry Bekkedam                             Director                   98,000(5)                     *
1200 Liberty Ridge Drive
Suite 340
Wayne, PA 19087

Jonathan Robinson                          Director                   75,000(6)                     *
700 S.  Henderson Road
King of Prussia, PA 19406
                                      -------------------   ------------------------       --------------------
All Executive Officers and
Directors as a group (4 persons)                                  20,330,103                      71.9%
                                                            ------------------------       --------------------


*  Less than 1%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2) Includes currently exercisable options to purchase 2,635,000 shares of Common Stock and 3,108,772 shares of Common Stock owned by the Christopher M. Wolfington Grantor Retained Annuity Trust. Does not include 621,759 shares of Common Stock held by the Christopher M. Wolfington Irrevocable Trust as Mr. Wolfington is not the beneficial owner of these shares of Common Stock.

(3) Includes currently exercisable options to purchase 312,500 shares of Common Stock.

(4) Includes currently exercisable options to purchase 70,000 shares of Common Stock.

(5) Includes currently exercisable options to purchase 50,000 shares of Common Stock.

(6) Includes currently exercisable options to purchase 50,000 shares of Common Stock.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         On September 1, 2004, we engaged IntuiCode, LLC to provide product development services to us under a one-year agreement calling for aggregate payments to IntuiCode of $420,000. During the year ended December 31, 2003, we paid IntuiCode approximately $113,500, and during the year ended December 31, 2004 we paid IntuiCode approximately $175,000. We acquired the rights to the Protector(TM) from IntuiCode, and paid aggregate royalties to IntuiCode of approximately $88,374 for the year December 31, 2003 and did not pay royalties in the year ended December 31, 2004. We relinquished our rights to the Protector(TM) in early 2004 as the company changed its business strategy after the purchase of Money Centers and Available Money. Jeremy Stein, a member of our board of directors, is also the Chief Executive Officer and the holder of a significant minority percentage of the outstanding membership interests of IntuiCode. We believe the terms of IntuiCode's engagement are at least as fair as those that we could have obtained from unrelated third parties in arms-length negotiations. In addition, during the year ended December 31, 2004, we extended short-term loans in the aggregate principal amount of $63,000 to IntuiCode. We have been paid back $20,000 as of December 31,2004. These loans are due on demand.

         On September 10, 2004, we borrowed $210,000 from the father of our chief executive officer to pay an advance on commissions to a new casino customer. This loan bears interest at 10% per annum, which is payable monthly beginning October 1, 2004. The principal amount of this loan is repayable in monthly payments payable on the 1st day of each month commencing with the second month following the month in which we commence operations at Angel of the Winds Casino, and continuing on the 1st day of each month thereafter through April 30, 2005, provided that, upon any merger of our company, sale of substantially all of our assets or change in majority ownership of our voting capital stock, the lender has the right to accelerate this loan and demand repayment of all outstanding principal and all unpaid accrued interest thereon. The amount of the principal payment due in any month is equal to the amount of lease fee advances that we receive from this casino customer during that month. In addition, we issued the lender warrants to purchase 50,000 shares of our common stock at an exercise price of $.33 per share. In the event that the principal amount of this loan plus all accrued interest thereon is paid in full on or before March 1, 2006, then we shall have the right to cancel warrants to purchase 25,000 shares.

         In October 2004, we issued options to purchase 100,000 shares of common stock at an exercise price of $0.35 per share to Jeremy Stein in full settlement of all obligations under his employment agreement.

         In December 2004, we issued options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.01 per share to two consultants at Intuicode. Jeremy Stein received 60,000 of these options.

ITEM 13.      EXHIBITS

 Exhibit Number    Description
        3.1        Money Centers of America, Inc. Amended and Restated
                   Certificate of Incorporation  (incorporated by reference to
                   Exhibit 3.1 of the Current Report on Form 8-K filed on
                   October 19, 2004).
        3.2        Money Centers of America,  Inc. Amended and Restated Bylaws
                   (incorporated by reference to Exhibit 3.2 of the Current
                   Report on Form 8-K filed on October 19, 2004).
        4.1        Form of Specimen Stock Certificate.
       10.1        Amended and Restated 2003 Stock Incentive Plan  (incorporated by reference to Exhibit 10.2 of Form 10-KSB filed on July 13,
                   2004)
       10.2        Employment  Agreement  dated as of January 2, 2004 by and
                   between iGames  Entertainment,  Inc. and Christopher M.
                   Wolfington (incorporated by reference to Exhibit 10.1 of Form 10-KSB filed on July 13, 2004).

       10.3        Loan and Security  Agreement by and between iGames
                   Entertainment,  Inc. and  Mercantile  Capital, L.P. dated
                   November 26, 2003  (incorporated  by reference to Exhibit
                   10.1 to the Quarterly  Report on Form 10-QSB for the fiscal quarter ended December 31, 2003 filed on February 17, 2004).
       10.4        Demand Note payable to the order of Mercantile Capital, L.P.
                   in the principal amount of $250,000 dated November 26, 2003
                   (incorporated by reference to Exhibit 10.2 to the Quarterly
                   Report on Form 10-QSB for the fiscal quarter ended December
                   31, 2003 filed on February 17, 2004).
       10.5        Amended and Restated Agreement and Plan of Merger By and
                   Among Money Centers of America, Inc., Christopher M.
                   Wolfington, iGames Entertainment, Inc., Michele Friedman,
                   Jeremy Stein and Money Centers Acquisition, Inc., dated as of
                   December 23, 2003 (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on January 20, 2004).
       10.6        Stock Purchase Agreement For the Acquisition of Available
                   Money, Inc. By iGames Entertainment, Inc., from Helene Regen and Samuel Freshman dated January 6, 2004 (incorporated by reference to Exhibit 1.1 of Current Report on Form 8-K filed on January 21, 2004).
       10.7        Term Loan Note in the principal amount of $4,000,000 dated
                   January 6, 2004 issued to Chex Services, Inc. (incorporated by reference to Exhibit 10.7 of Form 10-KSB filed on July 13,
                   2004)
       10.8        Software Development Agreement effective September 1, 2004 by and between Money Centers of America, Inc. and Intuicode LLC.
                   (Incorporated by reference to Exhibit 10.8 to the
                   Registration Statement on Form SB-2 filed on February 14,
                   2004 (File No. 333-122819)
       14          Code of Ethics (incorporated by reference to Exhibit 14 of
                   Form 10-KSB filed on July 13, 2004)
       21          Subsidiaries of Money Centers of America, Inc.
       31.1        Certification dated April 15, 2005 pursuant to Exchange Act
                   Rule 13a-14(a) or 15d-14(a) of the Principal Executive
                   Officer and the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher M. Wolfington, Chief Executive Officer and Chief
                   Financial Officer.
       32.1        Certification dated April 15, 2005 pursuant to 18 U.S.C.
                   Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher M. Wolfington,
                   Chief Executive Officer and Chief Financial Officer.

         (b)      Current Reports on Form 8-K

         On October 19, 2004, we filed a Current Report on Form 8-K as Money Centers of America's initial report to the Securities and Exchange Commission after the merger with iGames and as notice that the company is the successor issuer to iGames.

         On November 16, 2004, we filed a Current Report on Form 8-K announcing certain financial results for the three-month and six-month periods ended September 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees

         During 2004, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $86,500. During 2003, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $14,500.

         Audit-Related Fees

         During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

         Tax Fees

         During 2004, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was zero. During 2003, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $2,500. These services consisted of preparation of corporate tax returns and state and federal tax planning.

         All Other Fees

         During 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above. During 2003, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Date:  April 15, 2005                       Money Centers of America, Inc.

                                            By: /s/  Christopher M. Wolfington
                                                     ---------------------------
                                            Chief Executive Officer and Chief
                                            Financial Officer (principal
                                            financial officer and principal
                                            accounting officer)

         In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



                                            /s/ Christopher M. Wolfington
                                                --------------------------------
                                                Christopher M. Wolfington
                                            Chief Executive Officer and Chief
                                            Financial Officer (principal
                                            financial officer and principal
                                            accounting officer) Date: April 15,
                                            2005


                                            /s/ Jeremy Stein
                                                --------------------------------
                                                Jeremy Stein
                                            Director
                                            Date:   April 15, 2005


                                            /s/
                                                --------------------------------
                                                Barry Bekkedam
                                            Director
                                            Date:


                                            /s/ Wayne DiMarco
                                                --------------------------------
                                                Wayne DiMarco
                                            Director
                                            Date:   April 15, 2005


                                            /s/ Jonathan Robinson
                                                --------------------------------
                                                Jonathan Robinson
                                            Director
                                            Date:   April 15, 2005

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm.....................F-1

Consolidated Balance Sheet..................................................F-2

Consolidated Statements of Operations.......................................F-3

Consolidated Statement of Stockholders' Deficit.............................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Money Centers of America, Inc.


We have audited the accompanying consolidated balance sheet of Money Centers of America, Inc. and its subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Money Centers of America, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has an accumulated deficit of $14,811,030 as of December 31, 2004 and had net losses and cash used in operations of $11,841,753 and $902,217, respectively, for the year ended December 31, 2004. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                             /s/Sherb & Co., LLP
                                                    Certified Public Accountants


Boca Raton, Florida
April 12, 2005

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

Current assets:
    Cash and cash equivalents                                 $         432,897
    Restricted cash                                                   4,187,776
    Accounts receivable                                                 808,166
    Loans receivable                                                     43,000
    Prepaid expenses and other current assets                           399,435
                                                              ------------------
      Total current assets                                            5,871,274

Property and equipment, net                                             452,510

Intangible assets, net                                                1,094,388

Goodwill                                                              1,831,104

Deferred financing costs                                                 97,324
                                                              ------------------

                                                              $       9,346,600
                                                              ==================


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                          $       1,064,412
    Accrued expenses                                                    349,967
    Current portion of capital lease                                     29,460
    Loans payable                                                     2,000,000
    Notes payable                                                       344,658
    Lines of credit                                                   5,926,712
    Due to officer                                                      316,155
    Commissions payable                                               1,092,331
                                                              ------------------

      Total current liabilities                                      11,123,695

Long-term liabilities:
    Capital lease                                                       112,222
    Lines of credit, net of current portion                           2,236,904
                                                              ------------------

      Total long-term liabilities                                     2,349,126

Stockholders' Deficit:
    Preferred stock; $.001 par value, 20,000,000
      shares authorized, 0 shares issued and outstanding                      -
    Common stock; $.01 par value, 150,000,000 shares
      authorized 23,967,664 shares issued and outstanding               239,677
    Additional paid-in capital                                       10,445,132
    Accumulated deficit                                             (14,811,030)
                                                              ------------------

      Total stockholders' deficit                                    (4,126,221)
                                                              ------------------


                                                              $       9,346,600
                                                              ==================




   The accompanying notes are an integral part of these financial statements.
                                       F-2

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEARS ENDED
                                                          DECEMBER 31,
                                               ---------------------------------
                                                    2004              2003
                                                                   UNAUDITED
                                               ---------------------------------

Revenues                                       $   16,258,302    $    5,514,303

Operating expenses                                 13,912,356         4,286,037
                                               ---------------   ---------------

Gross profit                                        2,345,946         1,228,266

Selling, general and administrative expenses        2,642,341           904,745

Noncash compensation                                7,674,491                 -

Loss on impairment of intangibles                     417,880                 -

Loss on obsolete inventory                            130,883                 -

Depreciation and amortization                       1,615,803           159,203
                                               ---------------   ---------------

Operating income (loss)                           (10,135,452)          164,318

Other income (expenses):

Interest expense, net                              (1,706,471)         (182,947)
Other income                                              170           497,733
                                               ---------------   ---------------

                                                   (1,706,301)          314,786
                                               ---------------   ---------------

Net income (loss)                              $  (11,841,753)   $      479,104
                                               ===============   ===============


Net income (loss) per common share basic       $        (1.33)   $         0.14
                                               ===============   ===============


Net income (loss) per common share diluted     $        (1.33)           $ 0.10
                                               ===============   ===============

Weighted Average Common Shares Outstanding
      -Basic                                        8,912,513         3,333,183
                                               ===============   ===============

      -Diluted                                      8,912,513         4,633,183
                                               ===============   ===============


   The accompanying notes are an integral part of these financial statements.
                                       F-3

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                       Series A Preferred        Common
                                              Stock              Stock                                                      Total
                                        ($.001 par value)   ($.01 par value)      Additional                           Stockholders'
                                       ------------------- ---------------------   Paid-In    Accumulated   Deferred       Equity/
                                         Shares    Amount     Shares     Amount    Capital       Deficit   Compensation    (Deficit)
                                       ---------- -------- ----------- --------- ------------ ------------- ----------- ------------

Balance, December 31, 2002                     -  $     -   2,781,249  $ 11,125  $         -  $ (2,049,871) $        -  $(2,038,746)

 Stock issued for intangible asset             -        -     150,000       600      464,400             -     (95,625)     369,375

 Issuance of common stock for services         -        -     370,042     1,480      806,284                   (62,500)     745,264

 Issuance of shares as collateral for
 line of credit                                -        -     250,000     1,000       (1,000)                                     -

 Exercise of stock options                     -        -       6,250        25        2,475             -           -        2,500

 S corporation distributions                   -        -           -         -            -       (94,900)          -      (94,900)

 Sale of common stock, net of offering
 costs                                         -        -     408,750     1,635      706,420             -           -      708,055

 Amortization of deferred compensation         -        -           -         -           -              -     151,875      151,875

 Net Income (Unaudited)                                                                            479,104                  479,104
                                       ---------- -------- ----------- --------- ------------ ------------- ----------- ------------

Balance, December 31, 2003                     -        -   3,966,291    15,865    1,978,579    (1,665,667)     (6,250)     322,527
                                       ---------- -------- ----------- --------- ------------ ------------- ----------- ------------
 Preferred stock issued in connection
 with reverse acquisition              1,351,640    1,351           -         -       (1,351)            -           -            -

 Issuance of common stock for services                         25,000       100       29,900                                 30,000

 Issuance of options to employees and
 consultants                                    -       -           -         -    5,304,418             -           -    5,304,418

 Exercise of stock options                                     62,500       250       24,750                                 25,000

 S corporation distributions                    -       -           -         -            -      (270,010)          -     (270,010)

 Issuance of shares for payment on
 Available Money, Inc.                          -       -   1,470,589     5,882    1,994,118             -           -    2,000,000

 Note Discount on 25,000 warrants issued        -       -           -         -        8,845             -           -        8,845

 Pursuant to original merger agreement
 Series A Preferred Stockholders,
 received 10 shares MCAM per preferred
 share                                 (1,351,640) (1,351) 13,516,400    54,066      (52,715)            -                        -

 Beneficial conversion dividend -
 preferred stockholder's received 11.5
 shares instead of 10                                       2,027,460     8,109    1,025,492    (1,033,600)          -            1

 Common stock issued for compensation                       4,370,013    17,481    2,271,020             -           -    2,288,501

 Canceled shares in connection with
 Available Money, Inc. Purchase                 -       -  (1,470,589)   (5,882)  (1,994,118)            -           -   (2,000,000)

 Amortization of deferred compensation          -       -           -         -            -             -       6,250        6,250

 Change in par value                            -       -           -   143,806     (143,806)            -           -            -

 Net Loss                                                                                      (11,841,753)          -  (11,841,753)
                                       ---------- -------- ----------- --------- ------------ ------------- ----------- ------------
Balance, December 31, 2004                      - $     -  23,967,664  $239,677  $10,445,132  $(14,811,030) $        -  $(4,126,221)
                                       ========== ======== =========== ========= ============ ============= =========== ============



   The Accompanying notes are an intergral part of these financial statements.
                                       F-5

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Years Ended
                                                                                 December 31,
                                                                     --------------------------------------
                                                                           2004                 2003
                                                                     -----------------    -----------------
                                                                                              UNAUDITED
Cash flows from operating activities:
     Net (loss) income                                               $    (11,841,753)    $        479,104
     Adjustments used to reconcile (loss) income to net cash
       provided (used) by operating activities:
          Depreciation and amortization                                     1,615,803              159,202
          Interest on note discount                                             1,561
          Gain on forgiveness of debt                                               -             (494,470)
          Gain on disposal of assets                                                -               (3,263)
          Common stock and stock options issued for services                7,637,476                    -
          Inventory write-down                                                130,883                    -
          Loss on impairment of intangibles                                   417,880                    -
          Increase (decrease) in:
              Accounts payable                                                822,288              (92,794)
              Accrued expenses                                                 47,785               37,859
              Commissions payable                                           1,009,211               (1,704)
          (Increase) decrease in:
              Prepaid expenses and other current assets                        39,146              (93,908)
              Accounts receivable                                            (782,497)              20,191
              Loans receivable                                                      -              729,232
                                                                     -----------------    -----------------

Net cash provided (used) by operating activities                             (902,217)             739,449

Cash flows from investing activities:
     Cash received in acquisition                                              27,398
     Proceeds from disposal of assets                                               -               16,305
     Purchases of property and equipment                                     (157,391)            (236,082)
     Cash paid for acquisition and intangible assets                       (4,109,381)                   -
     Purchase of deferred financing                                                 -             (127,576)
                                                                     -----------------    -----------------
Net cash used by investing activities                                      (4,239,374)            (347,353)

Cash flows from financing activities:
     Increase in restricted cash                                           (2,361,823)          (1,675,953)
     Net change in line of credit                                           5,501,523            2,048,485
     Capital lease obligation                                                  95,722               74,219
     Payments on capital lease obligations                                    (18,356)              (9,903)
     Increase in loans payable                                              2,000,000                    -
     Advances from officer                                                    192,280              100,000
     Proceeds from notes payable                                              183,443                    -
     Payments on notes payable                                                      -           (1,446,176)
     Decrease in loans receivable                                             (43,000)                   -
     Increase in dividends payable                                             23,710                    -
     Paid in Capital                                                                -              142,000
     Exercise of stock options                                                 25,000
     Dividends                                                               (270,010)             (94,900)
                                                                     -----------------    -----------------

Net cash provided by (used) by financing activities                         5,328,489             (862,228)

NET INCREASE (DECREASE) IN CASH                                               186,898             (470,132)

CASH, beginning of year                                                       245,999              716,131
                                                                     -----------------    -----------------

CASH, end of year                                                    $        432,897     $        245,999
                                                                     =================    =================

Supplemental disclosures:

     Cash paid during the period for interest                             $ 1,706,471            $ 182,947
                                                                     =================    =================




   The accompanying notes are an integral part of these financial statements.
                                      F-3

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

Money Centers of America Inc. (the "Company"), a Delaware corporation, was incorporated in October 1997.

On January 2, 2004, pursuant to an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Christopher M. Wolfington, iGames Entertainment, Inc., a Nevada corporation ("iGames"), Michele Friedman, Jeremy Stein and Money Centers Acquisition, Inc., a wholly-owned subsidiary of iGames, Money Centers Acquisition, Inc. was merged with and into the Company and the Company, as the surviving corporation, became a wholly-owned subsidiary of iGames (the "Merger"). For accounting purposes, the transaction was treated as a recapitalization and accounted for as a reverse acquisition. Therefore, the financial statements reported herein and accompanying notes thereto reflect the assets, liabilities and operations of the Company as if it had been the reporting entity since inception. In connection with the Merger, all of the issued and outstanding shares of capital stock of the Company were tendered to iGames and iGames issued to the Company stockholders an aggregate of 1,351,640 shares of iGames Series A Convertible Preferred Stock, $.001 par value per share, and warrants to purchase an aggregate of 2,500,000 shares of iGames common stock, par value $.004 per share, at an exercise price of $.01 per share. Each share of Series A Convertible Preferred Stock was entitled to ten votes in all matters submitted to a vote of iGames shareholders and was convertible at the option of the holders into ten shares of common stock at any time after the date on which iGames amended its articles of incorporation to increase the number of authorized shares of its common stock to at least 125,000,000.

The Company is a single source provider of cash access services to the gaming industry. The Company has combined advanced technology with personalized customer services to deliver ATM, Credit Card Advance, POS Debit, Check Cashing Services, CreditPlus outsourced marker services, and merchant card processing.

Pursuant to the terms of a Stock Purchase Agreement between iGames, Helene Regen and Samuel Freshman dated January 6, 2004 (the "Stock Purchase Agreement"), iGames acquired all of the issued and outstanding shares of capital stock of Available Money, Inc., a provider of ATM cash access services based in Los Angeles, California. The purchase price of this transaction was $6,000,000, $2,000,000 of which was paid in cash at closing, $1,850,000 of which was paid in cash on April 12, 2004 (with $150,000 withheld as described below), and $2,000,000 of which was paid by issuance of 1,470,589 shares of iGames common stock on April 12, 2004, see note 18.

The Stock Purchase Agreement provides for adjustment of the purchase price in the event that certain of Available Money's customer contracts do not renew or that the former stockholders of Available Money do not provide iGames with assistance in obtaining renewals of such contracts. During 2004, several Available Money customers did not renew their agreements with Available Money. As a result, under the terms of the Stock Purchase Agreement, iGames (i) withheld $150,000 of the purchase price payable in cash in April 2004, and (ii) cancelled all of the 1,470,589 shares of common stock initially issued in the transaction.

On October 15, 2004 the Company formally changed its name from iGames Entertainment, Inc. to Money Centers of America, Inc. Additionally, management believed that calendar year reporting was more transparent. Accordingly, on October 15, 2004 the company changed its Fiscal year from March 31, to December
31. Additionally, the Company formally changed its par value on its common stock to $0.01 from $0.004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

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

         Accounts receivable arise primarily from ATM, credit card advances and check cashing services provided at casino locations. Concentration of credit risk related to ATM and credit card advances are limited to the processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card advances. No allowance was considered necessary at December 31, 2004 and 2003.

ii. CHECK CASHING

         Revenue is recorded from fees on check cashing services on the date the check is cashed. If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment. If it is honored by the bank, the amount of the check is recognized as a negative bad debt. Based on the quick turnaround of the check being returned by the bank on which it is drawn and the resubmission to the bank for payment, the Company feels this method approximates the allowance method, which is a Generally Accepted Accounting Principles. Based upon past history no allowance was considered necessary at December 31, 2004.

d. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of cash and cash equivalents, accounts, loans, receivables, notes, accounts payable and accrued expenses approximate their carrying amounts because of the short maturities of these instruments.

e. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is calculated by use of straight-line methods over the estimated useful lives of the assets.

f. ACQUISITION, GOODWILL AND IMPAIRMENT OF LONG-LIVED ASSETS

     On January 6, 2004, iGames acquired the capital stock of Available Money, Inc. ("Available Money"). The acquisition was accounted for under the purchase method of accounting and the results of operations of Available Money are included in the operations of the Company from January 6, 2004. The purchase price was $6,000,000. The initial goodwill recorded on this purchase was approximately $3,800,000. The remaining $2,100,000 was assigned to contract rights. The carrying value of goodwill as well as other long-lived assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable, as determined based on the discounted estimated cash flows of the Company over the remaining amortization period, the Company's carrying values of the assets would be reduced to their estimated fair values. Goodwill is assumed to have an indefinite life pursuant to statement of Financial Accounting Standards No. SFAS 142, "Goodwill and Other Intangible Assets" and accordingly is not amortized but subject to periodic impairment tests. Acquired contract rights are considered to have a finite life, pursuant to SFAS 142, to be amortized over the period the asset is expected to contribute to future cash flows. MCA expects the period to be 1 to 4 years. The contract rights will also be subject to periodic impairment tests. In accordance with SFAS No. 142, the Company is required to evaluate the carrying value of its intangible assets (goodwill) subsequent to their acquisition. Since some of the Available Money contracts have not renewed and the Company has canceled 1,470,589 shares of stock issued to the former Available Money shareholders, representing a $2,000,002 reduction in the purchase price, the Company has accordingly lowered the goodwill recorded on the purchase by $2,000,002, to approximately $1,831,000. Management evaluates this balance on an ongoing basis and has determined that there has been no subsequent impairment and that the balance of approximately $1,831,000 at December 31, 2004 is a fair estimate.

     g. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

     h. INTERNAL USE SOFTWARE AND WEBSITE DEVELOPMENT COSTS

     The Company has adopted the provisions of AICPA Statement of Position ("SOP") 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use, and Emerging Issues Task Force ("EITF") Consensus #00-2. Accounting for Web Site Development Costs. The type of costs incurred by the Company in developing its internal use software and Web site include, but are not limited to payroll-related costs (e.g. fringe benefits) for employees who devote time to the internal use computer software or Web site project, consulting fees, the price of computer software purchased from third parties and travel expenses incurred by employees or consultants in their duties directly associated with developing the software. These costs are either expensed or capitalized depending on the type of cost and the stage of development of the software and Web site. SOP 98-1 and EITF #00-2 define three stages of development.

         The preliminary or planning stage includes all activities related to conceptualizing, evaluating and selecting the alternatives for implementing the project including, but not limited to, developing a project plan, determining desired functionalities and content, identifying required hardware and software tools and selecting external vendors and consultants. All internal and external costs during the preliminary project stage are expensed as incurred.

         The application and infrastructure development stage begins immediately upon conclusion of the preliminary or planning stage and includes, but is not limited to, all activities related to designing the software configuration and software interfaces, acquiring or customizing the software necessary to build the application, coding, hardware installation and testing, including parallel processing. Generally, any internal and external costs incurred during the application and infrastructure development stage are capitalized and amortized on a straight-line basis over the estimated economic life of the software of three to seven years. General and administrative costs and overhead costs are not capitalized. Amortization for each module or component of software begins after all substantial testing is completed and it is deemed to be ready for its intended use. The only exception to beginning amortization at that time would be if the functionality of that module or component is entirely dependent on the completion of other modules or component in which case the amortization would begin when both the module and the other modules upon which it is functionally dependent are ready for their intended use.

         The post-implementation/operation stage includes, but is not limited to, activities related to training, user administration, application maintenance, system backups, routine security reviews, the costs of which are expensed as incurred. Also, upgrades and enhancements that result in additional functionality may occur during this stage, the costs of which are amortized on a straight-line basis over the estimated economic life of the upgrade or enhancement of three to five years.

At December 31, 2004, the net book value of capitalized software was $367,451. Amortization expense for the year ended December 31, 2004 was $7,209.

The Company makes ongoing evaluations of the recoverability of its capitalized internal use software and Web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values. If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values.


     i. INCOME TAXES

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

     j. USE OF ESTIMATES

     Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     k. DEFERRED FINANCING COSTS

     Deferred financing costs are amortized over the term of the related debt.

     l. ADVERTISING

     The Company's policy is to expense advertising costs as the costs are incurred. Advertising expenses was for the years ended December 31, 2004 and 2003 were $28,383 and $7,779 respectively.

     m. STOCK BASED COMPENSATION

     The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

     n. EARNINGS PER SHARE

     The Company has adopted SFAS No. 128, "Earnings per Share". Basic earnings
     (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if dilutive common stock had been converted to common stock, as prescribed by SFAS No. 128. The company had 5,240,688 option and warrants at December 31, 2004 not included in diluted earnings per share because the options and warrants would be anti-dilutive because the company had a net loss. Included in the weighted average common shares diluted at December 31, 2003 were 1,300,000 stock options.

3. RESTRICTED CASH

     Restricted cash is the balance of cash that is in Money Center's bank accounts and network that is collateral for our asset based lender. The Company does not have access to this cash unless there is sufficient collateral. In order to pay operating expenses, the company requests that the asset based lender transfer funds into the Company unrestricted cash accounts. The restricted cash balance at December 31, 2004 was $4,187,776.

4. PROPERTY AND EQUIPMENT

The major classes of property and equipment at December 31, 2004 are as follows:

                                             Estimated Life         2004
                                             ----------------    ------------
       Equipment                                 5 years         $   854,404
       Furniture                                5-7 years             72,098
                                                                 ------------
                                                                     926,502
       Less accumulated depreciation                                (473,992)
                                                                 ------------
                                                                 $   452,510
                                                                 ============


Depreciation expense for property and equipment for the years ended December 31, 2004 and 2003 was $168,873 and $125,027 respectively.

The amounts above include equipment under capital leases with a gross carrying value of $243,799 and accumulated depreciation of $51,421 at December 31, 2004.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets at December 31, 2004 are as follows:

                                          Estimated Life               2004
                                         ------------------    -----------------
Software                                     15 Years          $          9,928
Software development costs                   5-7 years                  382,625
Website development costs                     3 years                    24,000
Contract rights                             1 - 3 years               2,100,306
Goodwill                                    Indefinite                1,831,104
Other                                         3 years                     5,108
                                                               -----------------
                                                                      4,353,071
Less accumulated amortization                                        (1,427,579)
                                                               -----------------
                                                               $      2,925,492
                                                               =================

During the year ended December 31, 2004, the Company recognized an impairment loss on intangible assets of $417,880. The Company made a decision not to pursue marketing its "slot anti-cheating device" and its casino table game. This resulted in the write-off of the corresponding licenses, trademarks and patents.

Amortization expense, for intangible assets, for the years ended December 31, 2004 and 2003 was $1,446,931 and $34,175 respectively. Estimated amortization expense over the next five years is as follows:

                                    Year                       Amount
                                    2005                     $ 440,941
                                    2006                     $ 374,008
                                    2007                     $  62,926
                                    2008                     $  32,685
                                    2009                     $  23,785

6. LOANS AND NOTES PAYABLE

Notes payable at December 31, 2004 consisted of the following:

                                                                       2004
                                                                  --------------

The Company borrowed $2,000,000 from Chex Services, Inc. on
January 6, 2004 to pay the first $2,000,000 to the former
owners of Available Money. The loan bore interest at a rate       $  2,000,000
of 15% per annum from January 6, 2004 until February 1, 2004
(25 days), and at a rate of 10% per annum thereafter. The
Company has not recorded interest, because there are various significant offsets related to the cancellation of the
Company's acquisition of Chex Services. This note is
currently in litigation, see note [18.]
This represents the remaining $150,000 of the Available
Money purchase price. As stated in Note 1, this amount is
being withheld from Helene Reagan and Samuel Freshman in
accordance with the stock purchase agreement provisions                150,000
regarding purchase price adjustments. In addition, the Company does not anticipate it will have to pay this amount due to various settlement proposals. Management has elected to keep this liability recorded as a liability until an official settlement or judgment is rendered. This Note is currently in litigation, see note [18]

On September 10, 2004, the Company borrowed $210,000 from a
family member of our chief executive officer to pay an
advance on commissions to the Angel of the Winds casino.
This note is shown net of a discount of $8,846 for the value of various warrants issued in conjunction with the loan
along with the corresponding amortization of the note
discount of $1,561. The discount of $8,846 is amortized over           194,658
17 months beginning October 1, 2004. The note bears interest at 10% per annum and is payable monthly, beginning October
1, 2004. The principal amount of this note is repayable in monthly payments payable on the 1st day of each month commencing with the second month following the month in which the Company commences operations at Angel of the Winds
Casino and continuing on the 1st day of each month thereafter through April 30, 2005. Per the contract between the Company and Angel of the Winds Casino, this note's interest is deductible from the commission that the Company pays the Casino on a monthly basis.

                                                                  --------------
                                                                  $  2,344,658
                                                                  ==============


7. CAPITAL LEASES

Capital lease obligations at December 31, 2004 consisted of the following:

                                                                        2004
                                                                  --------------
Obligation under capital lease, imputed interest rate at                 46,320
12.78%; due in May 2007; collateralized by equipment

Obligation under capital lease, imputed interest rate at                 47,681
8.21%; due December 2009; collateralized by equipment

Obligation under capital lease, imputed interest rate at                 47,681
8.21%; due December 2009; collateralized by equipment

Less current maturities                                                 (29,460)
                                                                  --------------
                                                                        112,222
                                                                  ==============


Future minimum lease payments for equipment acquired under capital leases at December 31, 2004 are as follows:

                                   2005                                  67,575
                                   2006                                  40,346
                                   2007                                  22,497
                                   2008                                  16,547
                                   2009                                  16,547
                                                                  --------------
                          Total minimum lease payments                  163,512
                          Less amount representing interest              21,830
                                                                  --------------

                          Present value of net minimum lease            141,682
                          Less current portion                           29,460
                                                                  --------------
                                                                        112,222
                                                                  ==============

8. LINES OF CREDIT

Lines of credit at December 31, 2004 consisted of the following:

Line of credit, maximum availability of $3,000,000. Subject
to various restrictive covenants, interest is payable
monthly at 16% per annum, borrowings are collateralized by
restricted cash and guaranteed by the majority shareholder
of the Company. The line of credit is also collateralized by        $ 4,187,776
all the assets of the Company. The lender has allowed the Company to draw in excess of the credit limit to fund an increased level of transactions. Due to the addition of 3 new casinos from September 2004 through February 2005 the Company requires additional funds for vault cash at new casino operations. The Company is in the process of negotiating its renewal terms to seek to increase the available credit and lower the interest rate.

Line of credit, interest is payable monthly at 9% per annum,            315,500
the line is unsecured and due on demand.

Line of credit, non-interest bearing, the line is unsecured           1,137,840
and due on demand

On December 1, 2003, the Company entered into a $250,000
line of credit, due on demand with an asset based lender.
This debt bears interest at the prime rate of interest plus
10%, floating with daily resets, for the actual number of
days that the loan remains outstanding, provided that the
minimum rate on this loan is 14.5% per annum. The Company is obligated to pay the lender a collateral management fee
equal to one percent of the principal balance of the loan               285,596
for each month that the loan is outstanding. In order to secure the performance of the Company's obligation under this loan, the Company granted the lender a continuing lien on and security interest in and to 250,000 newly issued shares of the Company's common stock. In addition, upon an event of default under the loan, the Company is obligated to register the resale of these pledged shares of common stock.
Upon payment in full of all amounts due under the loan, the lender is obligated to deliver all stock certificates evidencing the ownership of these shares to the Company for cancellation.

On April 12, 2004, the Company borrowed $2,050,000 from an
asset-based lender to make the second Available Money
payment. The note bears interest at 17% per annum and is              2,236,904
payable over a 24 month period. The note is guaranteed by
the majority shareholder of the Company and also
collateralized by all the assets of the Company. Unpaid
interest has been added to the balance, increasing the
balance of the note to $2,236,904.
                                                                  --------------
                                                                  $   8,163,616
                                                                  ==============

9. STOCKHOLDERS' DEFICIT

In August 2004, with the approval of the Board of Directors, the Company increased its authorized number of common stock issuable from 50,000,000 to 150,000,000 shares $.01 par value per share. Additionally, the Company is now authorized to issue 20,000,000 shares of preferred stock $.001 par value per share.

In December 2003 the Company affected a 1- for- 4 reverse stock split. As a result, the Common stock par value was increased to $ .004 per share. All amounts shown have been restated to account for this split.

In February 2003, the Company issued 61,250 shares of our common stock to employees and consultants for services rendered. Accordingly, the Company has recorded $130,500, net of deferred compensation of $62,500, in compensation to reflect the issuance of these shares.

In February 2003, the Company issued 75,000 shares of our common stock for the patent right to our Table Slots product. The shares were valued at the approximate fair market value on the date of the agreement, of $330,000.

In March 2003, the Company sold 1,030,000 units consisting of one quarter of a share of our common stock and a warrant to purchase one quarter of a share of common stock (exercisable at $1.50) for $0.50 per unit to eight accredited investors. We received proceeds from this stock sale of $448,050, which is net of offering costs paid of $66,950. Additionally, the Company issued 1,250 shares of its common stock as part of the offering costs of this capital raise. None of the foregoing warrants have been exercised as of the date hereof.

In June 2003, the Company sold 500,000 units to a single investor consisting of one quarter of a share of our common stock and a warrant to purchase one quarter of a share of common stock (exercisable at $1.00) for $0.50 per unit. The Company received proceeds from this stock sale of $235,000, which is net of offering costs paid of $15,000. None of the foregoing warrants have been exercised as of the date hereof.

During the year ended 2003, the Company issued 80,000 shares of our restricted common stock to consultants for services rendered. The Company valued these shares at $1.81 - $2.84 per share the fair market value at the date of the grant and recorded non-cash compensation expense of $174,800.

In July 2003, the Company issued 62,500 shares of restricted common stock to our chief executive officer pursuant to the terms of his employment agreement. The Company valued these shares at $2.28 per share, the fair market value of our common stock on the date of grant.

In October 2003, the Company sold 25,000 units consisting of one share of our common stock and two warrants to purchase a share of our common stock at an exercise price of $0.60 per share. The purchase price of these units was $.25 per unit and the Company received gross proceeds from this stock sale of $25,000. The units, shares of common stock and warrants were sold pursuant to
Section 4(2) of the Securities Act.

In October 2003, the Company issued 81,750 shares of our common stock to three consultants for services rendered. The Company valued the shares at a fair value on the date of issuance and recorded consulting expense of $147,690 or between $1.80, and $1.88 per share. These shares were issued pursuant to Section 4(2) of the Securities Act.

In October 2003, pursuant to the terms of an asset purchase agreement, the Company purchased the Random X 21 product by issuing 75,000 restricted shares of common stock at the fair market value of $135,000 to the seller as payment of 50% of the purchase price. This agreement was rescinded after the merger and the change in our business direction.

Also, in October 2003, the Company issued 4,542 shares of our common stock to employees. The Company valued the shares at the fair value on the date of issuance and recorded salary expense of $8,175 or $1.80 per share, respectively. These shares were issued pursuant to Section 4(2) of the Securities Act.

Also, in November 2003, the Company granted options to purchase 62,500 shares of its common stock at an exercise price of $2.00 per share to its former chief executive officer pursuant to the terms of his employment agreement. These shares were issued pursuant to Section 4(2) of the Securities Act.

In December 2003, the Company issued 25,000 shares of our common stock to a consultant for services rendered. The Company valued the shares at the fair value on the date of issuance and recorded consulting expense of $37,000 or $1.48 per share. These shares were issued pursuant to Section 4(2) of the Securities Act.

Additionally, in December 2003, the Company issued 5,000 shares of our common stock to a consultant for services rendered. The Company valued the shares at the fair value on the date of issuance and recorded consulting expense of $6,600 or $1.32 per share. These shares were issued pursuant to Section 4(2) of the Securities Act.

On January 2, 2004, iGames issued 1,351,640 shares of its Series A Preferred Stock and warrants to purchase 2,500,000 shares of its common stock to the stockholders of Money Centers of America, Inc. pursuant to an Agreement and Plan of Merger dated November 26, 2003, in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 thereunder. These shares of Series A Convertible Preferred Stock were converted in October 2004 and each holder received 11.5 shares of the company's common stock.

Additionally, in January 2004, the Company issued 25,000 shares of our common stock to a consultant for services rendered. The Company valued these shares at the fair value on the date of issuance and recorded consulting expense of $30,000 or $1.20 per share. All of these shares were issued pursuant to Section 4(2) of the Securities Act.

During the year ended December 31, 2004, the Company, issued capital distributions relating to its previous status as an S Corporation of $270,010.

$2,000,000 of the Available Money purchase price was paid by tender of an aggregate of 1,470,589 shares of common stock to the previous shareholders of Available Money. The terms of the Stock Purchase Agreement allow for certain purchase price adjustments. As a result, all of these shares of common stock were cancelled prior to December 31, 2004.

On September 10, 2004, the Company borrowed $210,000 from an affiliate of our chief executive officer to pay an advance on commissions to a new casino customer. In connection with this note, the Company issued the lender warrants to purchase 50,000 shares of our common stock at an exercise price of $.33 per share. In the event that the principal amount of this loan plus all accrued interest thereon is paid in full on or before March 1, 2006, then the Company shall have the right to cancel warrants to purchase 25,000 shares. The Company has valued these warrants at $8,846 or $0.37 per option options utilizing the Black-Scholes options pricing model using the following assumptions: risk free interest rate of 3.0%, volatility of 151.07%, an estimated life of five years, and dividend yield of 0%.

In November 2003, in order to secure the performance of the Company's obligations under a new line of credit, the Company granted the lender a continuing lien on and security interest in 250,000 newly issued shares of its common stock. These shares were issued pursuant to Section 4(2) of the Securities Act.

In December 2004, the Company granted options to purchase 150,000 shares of its common stock at an exercise price of $.01 per share to the owners of a software development company as partial consideration for software development services. The Company valued these options at $81,000 or $.54 per share. These shares were issued pursuant to Section 4(2) of the Securities Act.

In October of 2004 the holder of the Series A Convertible Preferred Stock received 11.5 shares of the Company's common stock, which conversion rate was amended by the Board of Directors. The increase of 1.5 common shares per share of preferred totaling 2,027,460 of the Company's common stock was valued at $1,033,601 treated as a dividend and recorded as an increase in accumulated deficit.

In August 2004 the Company issued 4,370,000 shares to officers, directors and consultants for compensation. The shares were valued at the fair value on the date of issuance of $2,288,500.

Pursuant to the terms of a common stock offering with registration rights, the company has accrued penalties in the amount of 70,000 shares. The Company has valued these shares at $45,323.

10. STOCK OPTIONS AND WARRANTS

In May 2003, the Company issued options to purchase 62,500 shares of our common stock at an exercise price of $2.04 per share to our former chief executive officer pursuant to the terms of his employment agreement. These options were issued under our stock option plan in a transaction exempt for the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

In January 2004, the Company issued options to purchase 2,635,000 shares of our common stock to Christopher M. Wolfington and options to purchase an aggregate of 485,000 shares of our common stock to 16 of our employees and consultants under our stock option plan. The Company valued these options at $5,223,418 using the intrinsic value method at the date of issuance. The securities were issued in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

In May 2004, the Company issued 62,500 options to purchase common stock to one of its employees at an exercise price of $.70 per share, pursuant to the terms of this executive's employment contract.

In October 2004, the Company granted options to purchase 100,000 shares of its common stock at an exercise price of $.35 per share to its former president in connection with the termination of his employment agreement. These securities were issued pursuant to Section 4(2) of the Securities Act. The former president is currently a director.

Stock option and warrant activity for the year ended December 31, 2004 and December 31, 2003 is summarized as follows:
                                               Number of       Weighted Average
                                                 Shares         Exercise Price
                                             ---------------   -----------------
Outstanding at December 31, 2002               4,825,688           $   .85
     Granted                                    763,750              3.65
     Exercised                                  (6,250)              (.40)
     Cancelled                                     -                   -
Outstanding at December 31, 2003               5,583,188             1.24
     Granted                                   3,457,500              .03
     Exercised                                     -                   -
     Cancelled                                (3,800,000)             .01
                                             ---------------   -----------------
Outstanding at December 31, 2004               5,240,688           $  1.33
                                             ---------------   -----------------

The following table summarizes the Company's stock options and warrants outstanding at December 31, 2004:



                                             Options and
                                         Warrants Outstanding
                                       ------------------------- --- --------------------- --- ----------------------
         Range of Exercise                                             Weighted Average          Weighted Average
               Price                            Number                  Remaining Life            Exercise Price
       -----------------------         -------------------------     ---------------------     ----------------------
                .01                           3,270,000                   9.00-10.00                    .01
              .33-.40                          131,250                     .67-9.80                     .35
                .70                             62,500                       9.34                       .70
                1.00                            75,000                       3.50                      1.00
             2.00-2.40                         300,000                    3.82-8.84                    2.22
             4.00-6.00                        1,401,938                   1.00-3.50                    4.37
                                       -------------------------
                                              5,240,688
                                       =========================


All outstanding options and warrants are exercisable at December 31, 2004. Compensation expense, net income or earnings per share would not have changed had the Company applied SFAS No. 123 instead of APB No. 25.

11. INCOME TAXES

Money Centers of America, Inc. at December 31, 2003 was a stand alone entity that elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and under similar provisions of state tax law. Consequently, the operating results of Money Centers of America, Inc. for federal and state income tax purposes were reflected on Christopher Wolfington's, the 100% owner of the Company, individual income tax returns. Subsequently, when Money Centers of America, Inc. entered into a reverse triangular merger under Code Section 368(A) with I-Games Entertainment on January 2, 2004 the Company lost it's "S" status and is taxed as a "C" corporation. For comparison purposes, we are treating Money Centers of America, Inc. as if the Company was a "C" corporation for the 2003 and 2004 tax years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:


                                                                    December 31,
                                                        --------------------------------------
               Deferred tax assets:                          2004                   2003
                                                        ----------------      ----------------
               Net operating loss carryforwards         $   1,807,000         $      -
                                                        ----------------      ----------------
               Accrued expenses                             182,000                  -
                                                        ----------------      ----------------
               Depreciation and amortization                57,000               (24,000)

               Less valuation allowance                   (2,046,000)             24,000
                                                        ----------------      ----------------
               Net deferred tax assets                  $       -             $      -
                                                        ================      ================


The net change in the valuation allowance during the year ended December 31, 2004 was an increase of $2,070,000.

The reconciliation of the income tax computed at the U.S. federal statutory rate to income tax expense for the periods ended December 31, 2004 and 2003:


                                                                      December 31,
                                                        ------------------------------------------
                                                        2004                         2003
                                                        ----------------      --------------------
              Tax benefit at federal statutory          $   4,005,000         $     (163,000)
              rate (34%)
                                                        ----------------      --------------------
              Non-deductible stock compensation            (2,609,000)                   -
                                                        ----------------      --------------------
              Non-deductible expenses                        (390,000)                (5,000)
                                                        ----------------      --------------------
              Debt forgiveness under Code Section                -                   168,000
              108
                                                        ----------------      --------------------
              Accrued expenses future benefit                 183,000                    -
              (liability)
                                                        ----------------      --------------------
              Amortization & Depreciation future               57,000                (24,000)
              benefit (liability)
              Net operating losses related to                 824,000                    -
              mergers
              Change in valuation allowance                (2,070,000)               24,000
                                                        ----------------      --------------------

                                                        ----------------      --------------------
              Net income tax benefit                    $       -             $          -
                                                        ================      ====================


FASB No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at December 31, 2004 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At December 31, 2004, the Company has available net operating loss carryforwards of approximately $5,314,000, which will start to expire in the year 2021. $2,425,000 of the Net Operating Losses are subject to the limitations under Section 382 of the Internal Revenue Code relating to changes in ownership in the amount of $231,000 annually as calculated under code Section 382 of the Internal Revenue Code.

12. SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS



                                                                         9 MONTHS ENDED
                                                                          DECEMBER 31,
                                               --------------------------------------------------------------------
                                                            2004                                2003

                                               --------------------------------     --------------------------------
Revenues                                       $                    14,102,641      $                     4,857,132

Operating expenses                                                  12,064,240                            3,830,454
                                               --------------------------------     --------------------------------
Gross profit                                                         2,038,401                            1,026,678

Selling, general and administrative
expenses                                                             1,893,128                              693,558

Non-cash compensation                                                2,390,788                                    -

Depreciation and amortization                                        1,363,128                              131,766
                                               --------------------------------     --------------------------------
Operating income (loss)                                             (3,608,643)                             201,354




12. SUMMARIZED FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

Other income (expenses):

Interest expense, net                                               (1,599,491)                            (173,569)
Other income                                                               170                              497,733
                                                                    (1,599,321)                             324,164
                                               --------------------------------     --------------------------------
Net income (loss)                              $                    (5,207,964)     $                       525,518
                                               ================================     ================================
Net income (loss) per common share basic       $                         (0.46)     $                          0.15
                                               ================================     ================================
Net income (loss) per common share
diluted                                         $                        (0.46)     $                          0.11
                                               ================================     ================================

Weighted Average Common Shares Outstanding
              -Basic                                                11,411,585                            3,519,458
                                               ================================    ================================

              -Diluted                                              11,411,585                            4,819,458
                                               ================================    ================================


13.   COMMITMENTS

a. LEASE COMMITMENTS

     The Company leases office space in Minnesota on a month to month basis for $738 per month.

     In conjunction with converting all of the Available Money ATM's, the Company now pays rent to various mall properties where it has ATM machines. These monthly rents average $42,000 per month.

     The Company is party to a 39-month lease agreement pursuant to which it rents office space in Pennsylvania at a monthly rent of $2,635.

     The Company's total rent expense under operating leases was approximately $38,900 and $13,000 for the years ended December 31, 2004 and 2003, respectively.

     Estimated rent expense under operating leases over the next five years is as follows:

                                Year                       Amount
                                2005                      $40,476
                                2006                      $40,476
                                2007                      $40,476
                                2008                      $40,476
                                2009                      $40,476

b. CASINO CONTRACTS

     The Company operates at a number of Native American owned gaming establishments under contracts requiring the Company to pay a rental fee to operate at the respective gaming locations.

     Typically, the fees are earned by the gaming establishment over the life of the contract based on one of the following scenarios:

     i. A dollar amount, as defined by the contract, per transaction volume processed by the Company.

     ii.  A percentage of the Company's profits at the respective location.

       As of December 31, 2004 the Company has recorded $1,106,411 of accrued commissions on casino contracts.

Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

     c. EMPLOYMENT AGREEMENT

     In January 2004, the Company entered into a five-year employment agreement with Christopher M. Wolfington, our Chairman, President and Chief Executive Officer. In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors) (the "Base Salary"), Mr. Wolfington's employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar year (the "Guaranteed Bonus") and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus"). Pursuant to his employment agreement, Mr. Wolfington is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement.


14. CONCENTRATION OF CREDIT RISK

The Company maintains cash in bank accounts that exceed federally insured limits. At December 31, 2004, the Company had deposits in excess of federally insured amounts aggregating approximately $4,800,000 at various financial institutions. The Company believes it has its cash deposits at high quality financial institutions. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

For the year ended December 31, 2004, approximately 40% of total revenues were derived from operations at 2 casinos. No other customers represented more than ten percent of our total revenues for the year ended December 31, 2004.

15. DUE TO OFFICER

Amounts due to officer are evidenced by notes in the aggregate amount of $332,800 that bear an interest rate of 10% per annum, payable monthly, and are due on demand. This consists of $100,000 loaned to the Company by the officer in fiscal year 2004. This amount also includes monies due the officer in the amount of $6,771 from 2002, sales commissions due the officer in the amount of $21,029 from 2001, sales commissions due the officer in the amount of $5,000 from fiscal year 2003, the officer's fiscal year 2004 bonus per his employment agreement in the amount of $200,000, and dividends declared while an S corporation in the amount of $23,710. Payments in the amount of $40,355 paid to the officer have been netted to this note. The officer has been paid $29,633 in interest on this note during the year ended December 31, 2004.

16. INTEREST EXPENSE

Included in interest expense are monies owed to a vendor for interest charges. The interest is based on the amount of cash in our Available Money ATM machines and network and is calculated on a daily basis. The balance of this cash funded by the bank in our ATM machines at December 31, 2004 was approximately $17 million. The interest rate on the 17 million is 4.75% per annum.

17. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $14,811,030 as of December 31, 2004 and had net losses and cash used in operations of $11,841,753 and $902,217 respectively, for the year ended December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

18.  LITIGATION

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


On March 15, 2004, Chex filed a complaint in the District Court of the State of Minnesota for the County of Hennepin against us alleging that we defaulted on interest payments on a $2,000,000 promissory note evidencing our obligation to repay a loan that Chex extended to us in connection with our acquisition of Available Money (the "Minnesota Complaint"). The Minnesota Complaint seeks payment of the principal balance of the loan and accrued interest thereon. Chex initially alleged that we are liable to them for a penalty fee of $1,000,000 as the result of the alleged termination by Equitex of the November 3, 2003 Stock Purchase Agreement, but have since waived their claims to the penalty fee. We subsequently removed the Minnesota Complaint to the United States District Court for the District of Minnesota. On June 23, 2004, the United States District Court for the District of Minnesota transferred this action to the United States District Court for the District of Delaware. This case and the two Delaware federal court actions described above have since been consolidated by the United States District Court for the District of Delaware. On November 12, 2004, the Delaware District Court judge denied Chex's motion for summary judgment for sums allegedly due on the $2,000,000 promissory note on the basis that the facts surrounding the alleged default on the note and the termination of the Stock Purchase Agreement were substantially interrelated and that resolution of the issues raised by Chex's motion would have to await trial. We are vigorously defending this action and believe that Chex's claims lack merit. Discovery in this matter is complete and we are in the process of filing dispositive motions.

On July 15, 2004, the former stockholders of Available Money, Inc. filed a lawsuit in the United States District Court for the District of Delaware against us and Christopher M. Wolfington, our Chief Executive Officer. The complaint arises out of our purchase of the capital stock of Available Money, Inc. pursuant to the Stock Purchase Agreement and alleges that we failed to make required payments of the purchase price set forth in the Stock Purchase Agreement. In addition, the former stockholders of Available Money also filed a Motion for a Standstill Order/Temporary Restraining Order that the court denied without a hearing. As we have paid or tendered to the former Available Money stockholders all consideration now due to them under the Stock Purchase Agreement, we believe that this lawsuit is frivolous. Accordingly, we believe that the suit was filed for inappropriate purposes and will vigorously defend against this action and seek sanctions for filing of a frivolous suit. We anticipate filing counterclaims against Helene Regen and Samuel K. Freshman seeking a substantial reduction in the purchase price and other damages and remedies based on fraud and misrepresentations by them in connection with the transaction. We recently filed a separate action against Howard Regen in the United States District Court for the District of Delaware which also seeks a substantial reduction in the purchase price and other damages and remedies based on fraud and misrepresentations by him in connection with the transaction. In the action against Howard Regen, we also filed a motion for a temporary restraining order and for injunctive relief prohibiting him from soliciting Available Money's customers or competing with Available Money. Howard Regen immediately entered into a Consent Order, which gave us the immediate relief we were seeking. The court granted our request for injunctive relief on March 11, 2005.

On or about October 14, 2004, Lake Street Gaming, LLC ("Lake Street") filed a Complaint against iGames Entertainment, Inc. and Money Centers of America, Inc. ("MCA") (collectively referred to hereinafter as "iGames") in the United States District Court for the Eastern District of Pennsylvania, alleging that iGames breached an Asset Purchase Agreement ("APA") that the parties executed on or about February 14, 2003. The suit also raises claims for fraudulent misrepresentation and intentional interference with contractual relations. By virtue of the APA, Lake Street sold to iGames all of Lake Street's right, title and interest in a casino game called "Table Slots." Lake Street alleges that it is entitled to additional compensation for the game that exceeds what was agreed to. This matter is still in the pleadings stage and iGames has moved to dismiss the plaintiff's claims for fraudulent misrepresentation and intentional interference with contractual relations, as well as to strike all claims for punitive damages. We are vigorously defending this action and believe that Lake Street's claims lack merit.

19. SUBSEQUENT EVENTS

The Company began full service operation at a new casino on February 1, 2005. As of the date of this filing this new property has added approximately $260,000 in revenue per month and $20,000 in net operating income per month.

In January 2005, the Company raised $502,000 from the sale of 984,314 shares of common stock at $0.51 per share.

In January 2005 the Company has signed an ATM processing and $40 million vault cash agreement with Genpass, Inc. The new agreement provides the Company with a full suite of ATM processing services, dedicated support for installations and conversions, and up to $40 million in vault cash to meet the Company's ATM needs.