Form 10QSB
period 2005-03-31
MONEY CENTERS OF AMERICA, INC.
filed 2005-05-23
CIK 1165271

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the Fiscal Quarter ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No. 000-49723

                         Money Centers of America, Inc.
             -------------------------------------------------------

        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                                   23-2929364
  -----------------------------------       ------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

         700 South Henderson Road, Suite 325, King of Prussia, PA 19406
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (610) 354-8888
              ----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ___X___ No _______

         As of May 19, 2005, 25,176,978 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding.

                         MONEY CENTERS OF AMERICA, INC.
                      QUARTERLY PERIOD ENDED MARCH 31, 2005
                              INDEX TO FORM 10-QSB


                                                                           PAGE
                                                                            NO.
                                                                          ------
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheet at March 31, 2005 (unaudited)       3

             Consolidated Statements of Operations for the Three Months
                       Ended March 31, 2005 and 2004 (unaudited)            4

             Consolidated Statements of Cash Flows for the Three Months
                       Ended March 31, 2005 and 2004 (unaudited)            5

             Notes to Financial Statements                                 6-13

     Item 2. Management's Discussion and Analysis or Plan or Operation     14

     Item 3. Controls and Procedures                                       23

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                             24

     Item 2. Changes in Securities and Use of Proceeds                     25

     Item 3. Defaults Upon Senior Securities                               25

     Item 4. Submission of Matters to a Vote of Security Holders           25

     Item 5. Other Events                                                  25

     Item 6. Exhibits and Reports on Form 8-K                             25-26

     Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                                  BALANCE SHEET
                                 MARCH 31, 2005
                                    UNAUDITED

                                     ASSETS


Current assets:

    Cash and cash equivalents                                      $    535,264
    Restricted cash                                                   4,959,883
    Accounts receivable                                                 922,859
    Loans receivable                                                     28,000
    Prepaid expenses and other current assets                           384,246
                                                                    ------------
      Total current assets                                            6,830,252

Property and equipment, net                                             554,948

Intangible assets, net                                                1,074,787

Goodwill                                                              1,681,104

Deferred financing costs                                                 86,405
                                                                    ------------
                                                                   $ 10,227,496
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                               $  1,347,319
    Accrued expenses                                                    173,624
    Current portion of capital lease                                     29,460
    Loans payable                                                     2,000,000
    Notes payable                                                       188,280
    Lines of credit                                                   6,405,454
    Payroll liabilities                                                     821
    Due to officer                                                      482,590
    Commissions payable                                               1,403,301
                                                                    ------------
      Total current liabilities                                    $ 12,030,849

Long-term liabilities:
    Capital lease                                                       190,047
    Lines of credit, net of current portion                           2,333,324
                                                                    ------------
      Total long-term liabilities                                     2,523,371

Stockholders' Deficit:
    Preferred stock; $.001 par value, 20,000,000 shares authorized
      0 shares issued and outstanding                                         -
    Common stock; $.01 par value, 150,000,000 shares authorized
      25,176,978 shares issued and outstanding                          251,770
    Additional paid-in capital                                       10,971,789
    Accumulated deficit                                             (15,550,283)
                                                                    ------------
      Total stockholders' deficit                                    (4,326,724)
                                                                    ------------

                                                                   $ 10,227,496
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                   2005                2004
                                              --------------      --------------
Revenues                                       $ 5,378,591         $ 2,155,661

Operating expenses                               4,669,778           1,648,116
                                              --------------      --------------
Gross profit                                       708,813             507,545

Selling, general and administrative expenses       783,937             949,212

Noncash Compensation                                69,850           5,283,703

Depreciation and amortization                      181,651             252,676
                                              --------------      --------------
Operating income (loss)                           (326,625)         (5,978,046)

Other income (expenses):

Interest expense, net                             (505,348)           (106,980)
Other income                                        92,720                   -
Other expenses                                           -            (548,763)
                                              --------------      --------------
                                                  (412,628)           (655,743)
                                              --------------      --------------

Net loss                                        $ (739,253)       $ (6,633,789)
                                              ==============      ==============

Net loss per common share basic                    $ (0.03)            $ (1.64)
                                              ==============      ==============

Net loss per common share diluted                  $ (0.03)            $ (1.64)
                                              ==============      ==============

Weighted Average Common Shares Outstanding
      -Basic                                    25,126,978           4,053,804
                                              ==============      ==============

      -Diluted                                  25,126,978           4,053,804
                                              ==============      ==============



   The accompanying notes are an integral part of these financial statements.

                         MONEY CENTERS OF AMERICA, INC.

                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                Periods Ended
                                                                                  March 31,
                                                                          2005                   2004
                                                                    --------------         --------------
Cash flows from operating activities:
      Net loss                                                      $   (739,253)          $ (6,633,789)
      Adjustments used to reconcile loss to net cash
        provided (used) by operating activities:
            Depreciation and amortization                                181,651                252,676
            Interest on note discount                                      1,561                      -
            Inventory write-down                                               -                130,833
            Loss on impairment of intangibles                                  -                417,880
            Issuance of options to employees and consultants              57,750              5,328,850
            Common stock issued for services                                   -                 30,000
            Increase (decrease) in:
                Accounts payable                                         282,907                427,295
                Accrued expenses                                          (1,343)                   535
                Commissions payable                                      310,969                261,099
                Payroll liabilities                                          821                      -
            (Increase) decrease in:
                Prepaid expenses and other current assets                 15,189                131,940
                Accounts receivable                                     (114,693)              (855,463)
                Inventory                                                      -                  1,515
                                                                    --------------         --------------
Net cash used in operating activities                                     (4,441)              (506,629)

Cash flows from investing activities:
      Cash received in acquisition                                             -                 27,398
      Purchases of property and equipment                               (148,569)                (8,692)
      Cash paid for acquisition of intangible assets                    (105,000)            (2,001,567)
                                                                    --------------         --------------
Net cash used in investing activities                                   (253,569)            (1,982,861)

Cash flows from financing activities:
      Decrease (increase) in restricted cash                            (772,107)               882,712
      Net change in line of credit                                       575,163               (147,655)
      Capital lease obligation                                           116,515                      -
      Payments on capital lease obligations                              (38,690)                (3,936)
      Increase (decrease) in loans payable                                     -              2,000,000
      Advances to officer                                                 (8,565)                     -
      Payments on notes payable                                           (7,939)                     -
      Decrease in loans receivable                                        15,000                (63,000)
      Increase in dividends payable                                            -                 25,000
      Sale of common stock, net                                          479,500                      -
      Exercise of stock options                                            1,500                 25,000
      Dividends                                                                -               (270,010)
                                                                    --------------         --------------
Net cash provided by financing activities                                360,377              2,448,111

NET INCREASE (DECREASE) IN CASH                                          102,367                (41,379)

CASH, beginning of period                                                432,897                273,397
                                                                    --------------         --------------
CASH, end of period                                                 $    535,264           $    232,018
                                                                    ==============         ==============
Supplemental disclosures:

      Cash paid during the period for interest                      $    505,348           $    106,980
                                                                    ==============         ==============

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

     Pursuant to the terms of a Stock Purchase Agreement between iGames, Helene Regen and Samuel Freshman dated January 6, 2004 (the "Stock Purchase Agreement"), iGames acquired all of the issued and outstanding shares of capital stock of Available Money, Inc., a provider of ATM cash access services based in Los Angeles, California. The purchase price of this transaction was $3,850,000, $2,000,000 of which was paid in cash at closing, $1,850,000 of which was paid in cash on April 12, 2004. (See note 13)

     On October 15, 2004 the Company formally changed its name from iGames Entertainment, Inc. to Money Centers of America, Inc. additionally, management believed that calendar year reporting was more transparent. Accordingly, on October 15, 2004 the company changed its Fiscal year from March 31, to December 31.

2. UNAUDITED INTERIM INFORMATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2004 and notes thereto contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full year ending December 31, 2005.

3. LOANS AND NOTES PAYABLE

Notes payable at March 31, 2005 consisted of the following:
                                                                        2005
                                                                    ------------
     The Company borrowed $2,000,000 from Chex Services, Inc.
on January 6, 2004 to pay the first $2,000,000  to the former owners of Available  Money. The loan bore interest at a rate
of 15% per annum from January 6, 2004 until February 1, 2004        $  2,000,000
(25 days),  and at a rate of 10% per annum  thereafter.  The
Company has not recorded interest, because there are various significant  offsets  related  to  the  cancellation  of the
Company's  acquisition  of  Chex  Services.   This  note  is
currently in  litigation,  (See Note 13).

     On September 10, 2004, the Company borrowed $210,000
from a family member of our chief executive officer to pay
an advance  on commissions to the Angel of the Winds casino.
This note is shown net of a discount of $8,846 for the value of  various  warrants  issued in  conjunction  with the loan along  with  the  corresponding  amortization  of  the  note discount of $1,561. The discount of $8,846 is amortized over
17 months beginning October 1, 2004. The note bears interest at 10% per annum and is payable monthly,  beginning  October
1, 2004.  The principal  amount of this note is repayable in
monthly  payments  payable  on the  1st  day of  each  month             188,280
commencing  with the  second  month  following  the month in which the Company commences operations at Angel of the Winds
Casino  and   continuing  on  the  1st  day  of  each  month
thereafter through April 30, 2005. Per the contract between the Company and Angel of the Winds Casino, this note's interest is deductible from the commission that the Company pays the Casino on a monthly basis.

                                                                    ------------
                                                                    $  2,188,280
                                                                    ============

4. CAPITAL LEASES

     On February 1, 2005 the company entered into a new capital lease for 6 ATM machines at the Sandia Casino. The capitalized cost of the ATM machines is $105,938. The terms of this lease require approximately $30,000 down payment 90 days from installation and the remaining balance of approximately $75,000 will be financed over 59 months, at 8.211% for $1,500 per month This note is collateralized by the equipment.

5. LINES OF CREDIT

     Lines of credit at March 31, 2005 consisted of the following:

     Line of credit,  maximum  availability  of  $3,000,000.
Subject  to  various  restrictive  covenants,   interest  is
payable   monthly  at  16.5%  per  annum,   borrowings   are
collateralized  by  restricted  cash and  guaranteed  by the majority  shareholder of the Company.  The line of credit is
also  collateralized  by all the assets of the Company.  The        $  4,959,883
lender has allowed the Company to draw in excess of the credit limit to fund an increased level of transactions. Due to the addition of 3 new casinos from September 2004 through February 2005 the Company requires additional funds for vault cash at new casino operations. The Company is in the process of negotiating its renewal terms to seek to increase the available credit and lower the interest rate.

     Line of credit,  interest is payable  monthly at 9% per             302,500
annum, the line is unsecured and due on demand.

     Line of  credits,  non-interest  bearing,  the  line is             830,507
unsecured and due on demand

     On  December  1,  2003,  the  Company  entered  into  a
$250,000  line of credit,  due on demand with an asset based lender.  This  debt  bears  interest  at the  prime  rate of interest  plus 10%,  floating  with  daily  resets,  for the actual  number  of days that the loan  remains  outstanding, provided  that the  minimum  rate on this  loan is 14.5% per
annum.  The  Company  is  obligated  to  pay  the  lender  a             312,564
collateral management fee equal to one percent of the principal balance of the loan for each month that the loan is outstanding. In order to secure the performance of the Company's obligation under this loan, the Company granted the lender a continuing lien on and security interest in and to 250,000 newly issued shares of the Company's common stock. In addition, upon an event of default under the loan, the Company is obligated to register the resale of these pledged shares of common stock. Upon payment in full of all amounts due under the loan, the lender is obligated to deliver all stock certificates evidencing the ownership of these shares to the Company for cancellation.

     On April 12, 2004, the Company borrowed $2,050,000 from
an  asset-based  lender to make the second  Available  Money payment.  The note  bears  interest  at 17% per annum and is
payable over a 24 month  period.  The note is  guaranteed by           2,333,324
the   majority   shareholder   of  the   Company   and  also
collateralized  by all the  assets  of the  Company.  Unpaid interest  has been  added  to the  balance,  increasing  the
balance   of  the  note  to   $2,333,324.
                                                                    ------------
                                                                    $  8,738,778
                                                                    ============
6. STOCKHOLDERS' DEFICIT

     In January 2005, the Company issued 75,000 shares of common stock to its board of directors for services rendered. The company valued the shares at the fair value on the date of the issuance and recorded non-cash compensation of $57,750.

     In January 2005, the Company raised $479,500, net of offering costs of $22,500, from the sale of 984,314 shares of common stock at $0.51 per share.

     Pursuant to the terms of a common stock offering with registration rights, the company has accrued penalties in the amount of 87,500 shares. The Company has valued these shares at $57,423.

7. STOCK OPTIONS AND WARRANTS

     In January 2005, the Company issued options to purchase 150,000 shares of our common stock at an exercise price of $.77 per share, the fair market value at the date of the issuance, to our board of directors pursuant to the terms of the directors 2004 and 2005 agreements. These options were issued under our stock option plan in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

     In February 2005, the former chief executive and affiliate exercised 150,000 options at $.01 per share. The company received proceeds of $1,500 from the transaction.

     Stock option and warrant activity for the period ended March 31, 2005 is summarized as follows:

                                          Number of         Weighted Average
                                            Shares           Exercise Price
                                        ---------------    --------------------
Outstanding at December 31, 2004          5,240,688             $  1.33
     Granted                                150,000                 .77
     Exercised                             (150,000)               (.01)
     Cancelled                                    -                   -
                                        ---------------    --------------------
Outstanding at March 31, 2005             5,240,688               $1.35
                                        ---------------    --------------------

     The following table summarizes the Company's stock options and warrants outstanding at March 31, 2005:

                                           Options and
                                       Warrants Outstanding
                                     ------------------------
         Range of Exercise                                           Weighted Average          Weighted Average
               Price                          Number                  Remaining Life            Exercise Price
       ---------------------         ------------------------     ---------------------     ----------------------
                .01                         3,120,000                   8.75-8.90                     .01
             .33-.40                          131,250                    .42-9.56                     .35
             .70-.77                          212,500                      9-10                       .75
               1.00                            75,000                      3.25                      1.00
            2.00-2.40                         300,000                   3.58-8.60                    2.22
            4.00-6.00                       1,401,938                    .75-3.25                    4.37
                                     ------------------------
                                            5,240,688
                                     ========================


All outstanding options and warrants are exercisable at March 31, 2005.

     The exercise prices of all options granted by the Company equal the market price at the dates of the grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of "SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the three months ended March 31, 2005.

                                                  THREE MONTHS ENDED
                                                    MARCH 31, 2005
                                                  -------------------
Net loss as reported                               $      (739,253)

Add: total stock based consultant
compensation expense determined
under fair value based method, net
of related tax effect                                     (115,380)
                                                  -------------------

Pro forma net loss                                 $      (854,633)
                                                  ===================
Basic loss per share
      As reported                                  $          (.03)
                                                  ===================
      Pro forma                                    $          (.03)
                                                  ===================

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                           2005
                                        ----------
      Divided yield                          0%
      Expected volatility range            205%
      Risk-free interest rate             3.00%
      Expected holding periods           10 Years

8. COMMITMENTS

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

     The Company's total rent expense under operating leases was approximately $10,500 and $17,000 for the three months ended March 31, 2005 and 2004, respectively.

     Estimated rent expense under operating leases over the next five years is as follows:

                   Year                 Amount
                  ------               --------
                   2005                $40,476
                   2006                $40,476
                   2007                $40,476
                   2008                $40,476
                   2009                $40,476

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

          As of March 31, 2005 the Company has recorded $1,272,976 of accrued commissions on casino contracts.

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

9. CONCENTRATION OF CREDIT RISK

     The Company maintains cash in bank accounts that exceed federally insured limits. At March 31, 2005, the Company had deposits in excess of federally insured amounts aggregating approximately $12,500,000 at various financial institutions. The Company believes it has its cash deposits at high quality financial institutions. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

     For the three months ended March 31, 2005, approximately 34.3% of total revenues were derived from operations at 2 casinos. No other customers represented more than ten percent of our total revenues for the three months ended March 31, 2005.

10. DUE TO OFFICER

     Amounts due to officer are evidenced by notes in the aggregate amount of $482,590 that bear an interest rate of 10% per annum, payable monthly, and are due on demand. This consists of $100,000 loaned to the Company by the officer in fiscal year 2004. This amount also includes monies due the officer in the amount of $6,771 from 2002, sales commissions due the officer in the amount of $21,029 from 2001, sales commissions due the officer in the amount of $5,000 from fiscal year 2003, the officer's sign on bonus per his employment agreement in the amount of $200,000, the officer's 2004 bonus of $175,000 and dividends declared while an S corporation in the amount of $23,710. Payments in the amount of $48,920 paid to the officer have been netted to this note. The officer has been paid $12,310 in interest on this note during the three months ended March 31, 2005.

11. INTEREST EXPENSE

     Included in interest expense are monies owed to a vendor for interest charges. The interest is based on the amount of cash in our Available Money ATM machines and network and is calculated on a daily basis. The balance of this cash funded by the bank in our ATM machines at March 31, 2005 was approximately $16 million. The interest rate on the $16 million is 4.875% per annum.

12. GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $15,550,283 as of March 31, 2005 and had net losses and cash used in operations of $739,253 and $4,441 respectively, for the three months ended March 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

13. LITIGATION

     On March 24, 2004, we filed a complaint in United States District Court for the District of Delaware against Equitex, Inc. and its wholly-owned subsidiary, Chex Services, Inc. d/b/a Fastfunds ("Chex"). In the complaint, we allege that Equitex and Chex committed numerous breaches of the terms of the November 3, 2003 Stock Purchase Agreement pursuant to which we were to have acquired Chex from Equitex, including (i) false representations and warranties related to terminated Chex casino contracts and over $600,000 in bad debts, (ii) material misrepresentations in SEC filings, (iii) entering into a material financing transaction in violation of the covenant not to enter into transactions outside the ordinary course of business, and (iv) failure to proceed in good faith toward closing, including secretly entering into a reverse merger in violation of the express terms of the Stock Purchase Agreement. These breaches entitled us to terminate the Stock Purchase Agreement and receive a $1,000,000 termination fee and reimbursement of our transaction costs (estimated at over $300,000) from Equitex and Chex. Our complaint also states that Chex wrongfully and tortuously declared a default under the $2,000,000 promissory note that we issued to Chex in connection with our acquisition of Available Money, and that Equitex and Chex tortuously interfered with our relationship with our senior lender. We seek to recover the $1,000,000 termination fee and transaction and collection costs (which currently exceed $600,000) together with significant damages that resulted from the defendants' breaches and tortuous conduct.

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

     On July 15, 2004, the former stockholders of Available Money, Inc. filed a lawsuit in the United States District Court for the District of Delaware against us and Christopher M. Wolfington, our Chief Executive Officer. The complaint arose out of our purchase of the capital stock of Available Money, Inc. pursuant to the Stock Purchase Agreement and alleged that we failed to make required payments of the purchase price set forth in the Stock Purchase Agreement. In addition, the former stockholders of Available Money also filed a Motion for a Standstill Order/Temporary Restraining Order that the court denied without a hearing. We filed a separate action against Howard Regen in the United States District Court for the District of Delaware which sought a substantial reduction in the purchase price and other damages and remedies based on fraud and misrepresentations by him in connection with the transaction. In the action against Howard Regen, we also filed a motion for temporary restraining order and for injunctive relief prohibiting him from soliciting Available Money's customers or competing with Available Money. Howard Regen immediately entered into a Consent Order, which gave us the immediate relief we were seeking pending a bench trial on our motion for more permanent injunctive relief. The court held the trial and granted our request for injunctive relief on March 11, 2005. On April 21, 2005, we settled these pending suits. Pursuant to the terms of the Settlement Agreement, all lawsuits among the parties shall be dismissed with prejudice, and the parties entered into mutual releases. In addition, the parties agreed that the final purchase price for Available Money was equal to the cash amount of $3,850,000 already paid, that no further amounts were due to the former shareholders and that our previous cancellation of shares of our common stock issued to them was proper. The former Available Money shareholders agreed to pay us an aggregate of approximately $178,000 in expenses, legal fees and court-ordered sanctions and agreed to assign to us certain ATM servicing contracts. We agreed to release the former Available Money shareholders and their affiliates from most of the non-competition and right of first refusal provisions of the original purchase agreement, subject to certain conditions and limitations.

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


19. SUBSEQUENT EVENTS

     In the past months, the San Pasqual Band of Mission Indians (the "Tribe"), operators of the Valley View casino (the "Casino"), have made various attempts to renegotiate the terms of our contract to provide cash services at the Casino in order to obtain terms more favorable to the Tribe. In order to resolve these issues, we and the Tribe agreed on May 20, 2005 to terminate our contract at the Casino, effective immediately, in exchange for consideration from the Tribe of approximately $430,000, consisting of a cash payment and forgiveness of commissions due to the Tribe. This amount, based on the average net income over the life of the contract (gross profit less interest expense and other expenses directly attributed to operations at the Casino), represents approximately 16 months' worth of net income from our operations at the Casino.

     Additionally, we are currently in negotiation with one of our ATM-only customers regarding the buy-out of the remaining terms of their agreement.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those included in our Annual Report on Form 10-KSB filed on April 15, 2005. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

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

     On January 2, 2004, iGames Entertainment, Inc. acquired us pursuant to our merger with and into a wholly-owned subsidiary of iGames formed for that purpose. In addition, on January 6, 2004, iGames acquired Available Money, Inc., an operator of free-standing ATM machines in casinos. The business operations of Available Money were combined with our business operations. As a result of the acquisition of Available Money and our continued growth, we currently provide services in 26 locations across the United States.

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

     We seek to avoid litigation and to minimize our exposure to potential claims arising in the normal course of our business and as a result of our acquisitions. Despite these efforts, we have been named as a defendant in several legal proceedings, described in Part II, Item 1, Legal Proceedings, beginning on page 24 of this report. We are confident that it is in our best interests to defend these claims and to pursue counterclaims where we believe that we are likely to obtain a favorable result. During the three month period ended March 31, 2005, we have incurred approximately $265,000 in legal fees related to these legal proceedings and anticipate incurring a substantial amount of additional legal fees related to these legal proceedings throughout 2005.

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

Results of Operations
Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

                                                     Three Months         Three Months
                                                    Ended March 31,      Ended March 31,
                                                       2005 ($)             2004 ($)            Change ($)
                                                   ------------------   ------------------     ------------
Net Income (Loss)                                     (739,253)            (6,633,789)           5,894,536
Revenues                                             5,378,591              2,155,661            3,222,930
Operating Expenses                                   4,669,778              1,648,116            3,021,662
Gross Profit                                           708,813                507,545              201,268
Selling, General and Administrative Expenses           783,937                949,212             (165,275)
Noncash Compensation                                    69,850              5,283,703           (5,213,853)
Depreciation and amortization                          181,651                252,676              (71,025)
Other Income (Expenses)                                412,628                655,743             (243,115)


     Our net loss decreased by $5,894,536 during the three months ended March 31, 2005 due to an increase in gross profit of approximately $200,000 primarily due to an increase in revenue, a decrease in noncash compensation of approximately $5,200,000 due to one-time charges for noncash compensation during 2004 that were not repeated in 2005, a decrease in depreciation and amortization of approximately $70,000 due to reduced amortization of casino contracts reflecting the termination of certain contracts in 2004 and other expenses decreased due to a decrease in intangible write off.

     Our revenues increased by approximately 149% during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.
Approximately $214,000 of this increase represented increased volume under contracts in place at the beginning of 2004, $1,040,000 represented revenues from new contracts, and approximately $2,000,000 of the increase in revenue was due to the recognition in our financial statements of gross revenues rather than net revenues from the Available Money portfolio in 2005 following a change of ATM processors. Our operating expenses increased during the three months ended March 31, 2005 due to a $214,143 increase in bad debt expense primarily resulting from a $90,000 loss at one casino, a $43,712 increase in cash compensation expenses due to an increase in operations personnel, and a $155,695 increase in transaction processing expenses as the result of increased transaction volume. Commissions paid to casinos increased from $772,497 (35.8% of revenue) in the first quarter of 2004 to $2,814,362 (52.3% of revenue) in the first quarter of 2005 primarily as the result of higher commission rates under the Sycuan and Sandia contracts. We believe that the higher commission payments under the Sycuan and Sandia casino contracts reflect the size and desirability of the particular business opportunity and are not reflective of a trend. Commission rates in future contracts and contract renewals may be higher or lower than current rates. If we are forced to pay higher commissions to other casino customers, our commission expenses will increase and the impact on revenues and income will depend on our ability to pass the higher commissions on to customers in the form of higher transaction fees. In addition, approximately $750,000 of various other expenses increased due to the recognition in our financial statements of all operating expenses from the Available Money portfolio in 2005 following a change in ATM processors. As part of the integration the company receives the ATM revenue on a monthly basis and pays all related expenses. Based on our higher level of operations, we had 68 operations employees at March 31, 2005 as compared to 38 operations employees at March 31, 2004, which resulted in the additional compensation and benefits expenses.

     Our selling, general and administrative expenses decreased during the three months ended March 31, 2005 primarily due to $189,112 decrease in management compensation. Otherwise the remaining selling, general and administrative expenses have remained relatively the same as compared to the quarter ended March 31, 2004. Legal expenses related to ongoing litigation proceedings are expected to continue in 2005, although one case has settled and settlement discussions are ongoing in the other case, and therefore it is not possible to estimate the amount of these expenses or their impact on our future results of operations and financial condition. Our depreciation and amortization expenses decreased during the three months ended March 31, 2005 primarily due to the elimination of amortization that otherwise would have been realized on contracts that terminated in 2004.

     Our other expenses decreased during the three months ended March 31, 2005 mostly due to a non-recurring loss in the first quarter of 2004 due to impairment of intangibles and inventory write off of $417,880 and 130,883 respectively, offset by a $379,922 increase in interest expense. This increase resulted from higher line of credit borrowing levels ($8,738,778 at March 31, 2005 compared to $2,438,038 at March 31, 2004). We paid slightly higher interest rates (an average interest rate of 16.5% during 2005 compared to an average interest rate of 15% during 2004). At March 31, 2005 we were paying interest on approximately $16 million of vault cash for the Available Money business. The interest rate on this $16 million is 4.875% per annum. We are negotiating to re-finance our casino vault cash facility. We anticipate completing this in the second quarter of 2005.

Off-Balance Sheet Arrangements

     There were no off-balance sheet arrangements during the fiscal quarter ended March 31, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Changes in Financial Position, Liquidity and Capital Resources

                                                     Three Months         Three Months
                                                    Ended March 31,      Ended March 31,
                                                       2005 ($)             2004 ($)            Change ($)
                                                  ------------------    -----------------     ------------
Net Cash Used in Operating Activities                   (4,441)              (506,629)           (502,188)
Net Cash Used in Investing Activities                 (253,569)            (1,982,861)         (1,729,292)
Net Cash Provided by Financing Activities              360,377              2,448,111          (2,087,734)


     Net cash used in operations decreased by $502,188, primarily due to a significant decrease in our net loss and as a result of the fact that we experienced a temporary delay in collections of accounts receivable from the Available Money portfolio following its acquisition in January 2004.

     Net cash used in investing activities decreased during the quarter ended March 31, 2005 due to the fact that we did not make any acquisitions in the first quarter of 2005 and acquired Available Money in the first quarter of 2004.

     Net cash provided by financing activities decreased during the quarter March 31, 2005 primarily because we had no need for acquisition financing.

     Our available cash equivalent balance at March 31, 2005 was approximately $535,264 and was approximately $1,300,000 at April 30, 2005. Since our formation we have raised an aggregate of approximately $3,000,000 in capital through the sale of our equity securities. In addition, we issued two 10% convertible promissory notes in the aggregate principal amount of $250,000 to one investor. In October 2002, this investor converted a $150,000 note into 300,000 shares of our common stock, and the remaining balance of this note has been repaid.

     A significant portion of our existing indebtedness is associated with our vault cash line of credit of $3,000,000 with Mercantile Capital, L.P., which we use to provide vault cash for our casino operations. Vault cash is not working capital but rather the money necessary to fund the float, or money in transit, that exists when customers utilize our services but we have yet to be reimbursed from the Debit, Credit Card Cash Advance, or ATM networks for executing the transactions. Although these funds are generally reimbursed within 24-48 hours, a significant amount of cash is required to fund our operations due to the magnitude of our transaction volume. Our vault cash loan accrues interest at the base commercial lending rate of Wilmington Trust Company of Pennsylvania plus 10.75% per annum on the outstanding principal balance, with a minimum rate of 15% per annum, and has a maturity date of May 31, 2005. We are currently in the underwriting process of our renewal. The lender is adjusting our line of credit limit to accommodate our current borrowing needs. We are also negotiating to have our Available Money Loan merged into this line so we have one line of credit with the same terms. Our obligation to repay this loan is secured by a first priority lien on all of our assets. The outstanding balance on our vault cash line of credit fluctuates significantly from day to day based on activity and collections, especially over weekends. On peak days, the outstanding amount frequently is in excess of $3,000,000. However, our lender has funded, and indicated that it is willing to continue to fund, these overadvances. We are in the process of negotiating with several parties for new vault cash facilities that we expect will include higher borrowing limits and reduced interest expense.

     Vault cash for our ATM operations at locations where we do not provide full cash access services (primarily former Available Money customers) is provided by our ATM processing provider under the terms of the ATM processing agreement, at a cost equal to the ATM processor's cost of funds, which currently is Prime minus 5/8%.

     We incurred $3,850,000 of debt associated with the acquisition of Available Money. $2,000,000 of this indebtedness is a loan provided by Chex Services, Inc. We have filed suit against Chex Services regarding certain breaches to the term note evidencing our obligation to repay this loan and breaches to a Stock Purchase Agreement entered into by the parties in November 2003, including (i) false representations and warranties related to terminated Chex casino contracts and over $600,000 in bad debts, (ii) material misrepresentations in SEC filings,
(iii) entering into a material financing transaction in violation of the covenant not to enter into transactions outside the ordinary course of business,
(iv) failure to proceed in good faith toward closing, including notifying iGames that Equitex could not close on the transaction as structured, and (v) failure to provide all funding that Chex committed to provide under the terms of the term note. It is our position that the amounts due to us from Chex, including a $1,000,000 termination fee due under the Stock Purchase Agreement, transaction and collection costs due under the Stock Purchase Agreement, and additional damages we suffered as a result of the breaches by Chex Services, Inc., exceed the principal amount of this loan. We will continue to record this note as a liability until a judgment is rendered in the lawsuit.

     The final $1,850,000 of this indebtedness is part of a $2,000,000 bridge loan provided by Mercantile Capital, L.P. This bridge loan accrues interest at an annual rate of 17% and has a maturity date of May 1, 2006. Our obligation to repay this loan is secured by a first priority lien on all of our assets. We intend to refinance this obligation in 2005. We paid a facility fee of $41,000 in connection with this loan.

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

     We are also in the process of replacing all of the former Available Money ATMs with new ATMs that will be processed on more favorable economic terms. We have entered into a capital lease agreement to acquire 71 ATMs and related equipment necessary to complete this conversion. This capital lease agreement will require us to incur an upfront charge of approximately $350,000 and monthly rental expense of approximately $21,000 over the remaining 59 months of the lease term.

     Our goal is to change the way our customers view cash access services by transforming the way casinos find, serve and retain their customers. We will strive to assist our customers by continuing to grow and improve everything we do. We require significant capital to meet these objectives. Our capital requirements are as follows:

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

     We do not pay and do not intend to pay dividends on our common stock. We believe it to be in the best interest of our stockholders to invest all available cash in the expansion of our business. We presently have a liability for dividends payable of $23,710 related to prior declared dividends that have not yet been paid.

     Due to our accumulated deficit of $14,811,030 as of December 31, 2004 and our net losses and cash used in operations of $11,841,753 and $907,217, respectively, for the year ended December 31, 2004, our independent auditors have raised substantial doubt about our ability to continue as a going concern. While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow in 2005 or at any time in the future.

Item 3 - Controls and Procedures

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2005.

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

     On July 15, 2004, the former stockholders of Available Money, Inc. filed a lawsuit in the United States District Court for the District of Delaware against us and Christopher M. Wolfington, our Chief Executive Officer. The complaint arose out of our purchase of the capital stock of Available Money, Inc. pursuant to the Stock Purchase Agreement and alleged that we failed to make required payments of the purchase price set forth in the Stock Purchase Agreement. In addition, the former stockholders of Available Money also filed a Motion for a Standstill Order/Temporary Restraining Order that the court denied without a hearing. We filed a separate action against Howard Regen in the United States District Court for the District of Delaware which sought a substantial reduction in the purchase price and other damages and remedies based on fraud and misrepresentations by him in connection with the transaction. In the action against Howard Regen, we also filed a motion for temporary restraining order and for injunctive relief prohibiting him from soliciting Available Money's customers or competing with Available Money. Howard Regen immediately entered into a Consent Order, which gave us the immediate relief we were seeking pending a bench trial on our motion for more permanent injunctive relief. The court held the trial and granted our request for injunctive relief on March 11, 2005. On April 21, 2005, we settled these pending suits. Pursuant to the terms of the Settlement Agreement, all lawsuits among the parties shall be dismissed with prejudice, and the parties entered into mutual releases. In addition, the parties agreed that the final purchase price for Available Money was equal to the cash amount of $3,850,000 already paid, that no further amounts were due to the former shareholders and that our previous cancellation of shares of our common stock issued to them was proper. The former Available Money shareholders agreed to pay us an aggregate of approximately $178,000 in expenses, legal fees and court-ordered sanctions and agreed to assign to us certain ATM servicing contracts. We agreed to release the former Available Money shareholders and their affiliates from most of the non-competition and right of first refusal provisions of the original purchase agreement, subject to certain conditions and limitations.

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

Item 2 - Changes in Securities and Use of Proceeds

     Pursuant to the terms of a common stock offering with registration rights, the Company has accrued penalties in the amount of 87,500 shares. The Company has valued these shares at $57,423.

     In January 2005, we sold 984,314 shares of our common stock at $0.51 per share to three investors. These shares were sold pursuant to Rule 506 of Regulation D.

Item 3 - Defaults Upon Senior Securities

     None.

Item 4 - Submissions of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     In the past months, the San Pasqual Band of Mission Indians (the "Tribe"), operators of the Valley View casino (the "Casino"), have made various attempts to renegotiate the terms of our contract to provide cash services at the Casino in order to obtain terms more favorable to the Tribe. In order to resolve these issues, we and the Tribe agreed on May 20, 2005 to terminate our contract at the Casino, effective immediately, in exchange for consideration from the Tribe of approximately $430,000, consisting of a cash payment and forgiveness of commissions due to the Tribe. This amount, based on the average net income over the life of the contract (gross profit less interest expense and other expenses directly attributed to operations at the Casino), represents approximately 16 months' worth of net income from our operations at the Casino.

     Additionally, we are currently in negotiation with one of our ATM-only customers regarding the buy-out of the remaining terms of their agreement.

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

   4.1    Form of Specimen  Stock  Certificate  (incorporated  by  reference  to
          Exhibit 4.1 of Form 10-KSB filed on April 15, 2005).

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

   31.1   Certification  dated  May 19,  2005  pursuant  to  Exchange  Act  Rule
          13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.

   32.1 Certification dated May 19, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                         MONEY CENTERS OF AMERICA, INC.




Date:  May 23, 2005                    By:  /s/ Christopher M. Wolfington
                                           -------------------------------------
                                            Christopher M. Wolfington
                                            Chief Executive Officer and
                                            Chief Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer