Form 10QSB
period 2005-06-30
MONEY CENTERS OF AMERICA, INC.
filed 2005-08-15
CIK 1165271

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Quarter ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File No. 000-49723

                         Money Centers of America, Inc.
                      ------------------------------------

        (Exact Name of Small Business Issuer as Specified in its Charter)

                Delaware                               23-2929364
   --------------------------------         ------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

         700 South Henderson Road, Suite 325, King of Prussia, PA 19406
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (610) 354-8888
           -----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



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

     As of August 15, 2005, 25,206,978 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding.

                         MONEY CENTERS OF AMERICA, INC.
                      QUARTERLY PERIOD ENDED MARCH 31, 2005
                              INDEX TO FORM 10-QSB



                                                                        PAGE NO.
                                                                       ---------

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheet at June 30, 2005(unaudited)               3

          Consolidated  Statements  of  Operations  for the Three
          Months and Six Months Ended June 30, 2005 and 2004 (unaudited)       4

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2005 and 2004 (unaudited)                             5

          Notes to Financial Statements                                     6-13

     Item 2. Management's Discussion and Analysis or Plan or Operation        14

     Item 3. Controls and Procedures                                          23

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                25

     Item 2. Changes in Securities and Use of Proceeds                        25

     Item 3. Defaults Upon Senior Securities                                  25

     Item 4. Submission of Matters to a Vote of Security Holders              25

     Item 5. Other Events                                                     26

     Item 6. Exhibits                                                      26-27

     Signatures                                                               28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                                  BALANCE SHEET
                                  JUNE 30, 2005
                                    UNAUDITED

                                     ASSETS
                                    --------

Current assets:
    Cash and cash equivalents                                    $      459,654
    Restricted cash                                                   4,898,463
    Accounts receivable                                                 635,499
    Loans receivable                                                     13,000
    Prepaid expenses and other current assets                           364,826
                                                                 ---------------
      Total current assets                                            6,371,442

Property and equipment, net                                             680,485


Intangible assets, net                                                1,233,389


Goodwill                                                                203,124

Deferred financing costs                                                 75,365
                                                                 ---------------
                                                                 $    8,563,805
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                             $    1,471,687
    Accrued expenses                                                    203,710
    Current portion of capital lease                                     52,956
    Loans payable                                                       500,000
    Notes payable                                                        90,837
    Lines of credit                                                   8,467,853
    Due to officer                                                      471,043
    Commissions payable                                               1,354,957
                                                                 ---------------
      Total current liabilities                                      12,613,043

Long-term liabilities:
    Capital lease, net of current portion                               233,062
                                                                 ---------------
      Total long-term liabilities                                       233,062

Stockholders' Deficit:
    Preferred stock; $.001 par value, 20,000,000 shares
      authorized 0 shares issued and outstanding                              -
    Common stock; $.01 par value, 150,000,000 shares
      authorized 25,206,978 shares issued and outstanding               252,070
    Additional paid-in capital                                       10,971,739
    Accumulated deficit                                             (15,506,109)
                                                                 ---------------
      Total stockholders' deficit                                    (4,282,300)
                                                                 ---------------
                                                                 $    8,563,805
                                                                 ===============


   The accompanying notes are an integral part of these financial statements.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                      2005            2004            2005            2004
                                                 --------------  --------------  --------------  --------------
Revenues                                         $   5,432,262   $   4,614,557   $  10,810,853   $   6,770,219

Operating expenses                                   4,135,783       3,575,553       8,801,522       5,685,034
                                                 --------------  --------------  --------------  --------------
Gross profit                                         1,296,479       1,039,004       2,009,331       1,085,185

Selling, general and administrative expenses           624,289         667,182       1,319,546       1,287,710

Noncash Compensation                                     6,550           7,925          76,400       5,291,628

Depreciation and amortization                          157,074         324,433         338,725         577,109
                                                 --------------  --------------  --------------  --------------

Operating income (loss)                                508,566          39,464         274,660      (6,071,262)

Other income (expenses):

Interest expense, net                                 (461,580)       (663,476)       (966,927)       (629,008)
Other income                                             1,650             170           1,650             170
Other expenses                                          (4,462)              -          (4,462)       (548,763)
                                                 --------------  --------------  --------------  --------------
                                                      (464,392)       (663,306)       (969,739)     (1,177,601)
                                                 --------------  --------------  --------------  --------------
Net Income (loss)                                $      44,174   $    (623,842)  $    (695,079)  $  (7,248,863)
                                                 ==============  ==============  ==============  ==============

Net income (loss) per common share basic         $        0.00   $       (0.12)  $       (0.03)  $       (1.79)
                                                 ==============  ==============  ==============  ==============
Net income (loss) per common share diluted       $        0.00   $       (0.12)  $       (0.03)  $       (1.79)
                                                 ==============  ==============  ==============  ==============
Weighted Average Common Shares Outstanding
      -Basic                                        25,180,012       5,156,746      25,157,808       4,053,804
                                                 ==============  ==============  ==============  ==============
      -Diluted                                      28,355,887       5,156,746      25,157,808       4,053,804
                                                 ==============  ==============  ==============  ==============


   The accompanying notes are an integral part of these financial statements.

                         MONEY CENTERS OF AMERICA, INC

                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                Periods Ended
                                                                                   June 30,
                                                                        ------------------------------
                                                                             2005            2004
                                                                        --------------  --------------
Cash flows from operating activities:
      Net loss                                                          $    (695,079)  $  (7,248,863)
      Adjustments used to reconcile net loss to net cash
        provided (used) by operating activities:
            Depreciation and amortization                                     338,725         577,109
            Inventory write-down                                                    -         130,833
            Loss on impairment of intangibles                                       -         417,880
            Issuance of options to employees and consultants                   57,750       5,328,850
            Common stock issued for services                                        -          30,000
            Increase (decrease) in:
                Accounts payable                                              407,276       1,301,918
                Accrued expenses                                               28,743          66,875
                Commissions payable                                           262,625         261,393
            (Increase) decrease in:
                Prepaid expenses and other current assets                      34,609          45,473
                Accounts receivable                                           172,667      (1,146,453)
                Inventory                                                           -           1,515
                                                                        --------------  --------------
Net cash provided by (used in) operating activities                           607,316        (233,470)

Cash flows from investing activities:
      Cash received in acquisition                                                  -          27,398
      Purchases of property and equipment                                    (325,871)        (20,635)
      Cash paid for acquisition of intangible asstes                         (379,891)     (2,001,567)
                                                                        --------------  --------------
Net cash used in investing activities                                        (705,762)     (1,994,804)

Cash flows from financing activities:
      Decrease (increase) in restricted cash                                 (710,687)       (176,423)
      Net change in line of credit                                            304,237       2,681,165
      Capital lease obligation                                                183,026               -
      Payments on capital lease obligations                                   (38,690)         (9,382)
      Increase in loans payable                                                     -       2,000,000
      Advances to officer                                                     (20,112)         (3,940)
      Payments on notes payable                                              (103,821)     (1,858,500)
      Decrease (increase) in loans receivable                                  30,000         (63,000)
      Increase in dividends payable                                                 -          25,000
      Sale of common stock, net                                               479,450               -
      Exercise of stock options                                                 1,800          25,000
      Dividends                                                                     -        (270,010)
                                                                        --------------  --------------
Net cash provided by financing activities                                     125,203       2,349,910

NET INCREASE (DECREASE) IN CASH                                                26,757         121,636

CASH, beginning of period                                                     432,897         273,397
                                                                        --------------  --------------
CASH, end of period                                                     $     459,654   $     395,033
                                                                        ==============  ==============
Supplemental disclosures:

      Cash paid during the period for interest                          $     966,927   $     663,476
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

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

Money Centers of America Inc. (the "Company"), a Delaware corporation, was incorporated in October 1997.

On January 2, 2004, pursuant to an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Christopher M. Wolfington, iGames Entertainment, Inc., a Nevada corporation ("iGames"), Michele Friedman, Jeremy Stein and Money Centers Acquisition, Inc., a wholly-owned subsidiary of iGames, Money Centers Acquisition, Inc. was merged with and into the Company and the Company, as the surviving corporation, became a wholly-owned subsidiary of iGames (the "Merger"). For accounting purposes, the transaction was treated as a recapitalization and accounted for as a reverse acquisition. Therefore, the financial statements reported herein and accompanying notes thereto reflect the assets, liabilities and operations of the Company as if it had been the reporting entity since inception. In connection with the Merger, all of the issued and outstanding shares of capital stock of the Company were tendered to iGames and iGames issued to the Company stockholders an aggregate of 1,351,640 shares of iGames Series A Convertible Preferred Stock, $.001 par value per share, and warrants to purchase an aggregate of 2,500,000 shares of iGames common stock, par value $.004 per share, at an exercise price of $.01 per share. Each share of Series A Convertible Preferred Stock was entitled to ten votes in all matters submitted to a vote of iGames shareholders and was convertible at the option of the holders into ten shares of common stock at any time after the date on which iGames amended its articles of incorporation to increase the number of authorized shares of its common stock to at least 125,000,000. In October 2004 iGames was merged into the Company, and each share of Series A Convertible Preferred Stock was exchanged for 11.5 shares of the Company's common stock.

The Company is a single source provider of cash access services to the gaming industry. The Company has combined advanced technology with personalized customer services to deliver ATM, Credit Card Advance, POS Debit, Check Cashing Services, CreditPlus outsourced marker services, and merchant card processing.

Pursuant to the terms of a Stock Purchase Agreement between iGames, Helene Regen and Samuel Freshman dated January 6, 2004 (the "Stock Purchase Agreement"), iGames acquired all of the issued and outstanding shares of capital stock of Available Money, Inc., a provider of ATM cash access services based in Los Angeles, California. The purchase price of this transaction was $3,850,000, $2,000,000 of which was paid in cash at closing, $1,850,000 of which was paid in cash on April 12, 2004. The allocation of the final purchase price of $2,100,000 was assigned to contract rights. . Acquired contract rights are considered to have a finite life, pursuant to SFAS 142, to be amortized over the period the asset is expected to contribute to future cash flows. MCA expects the period to be 1 to 4 years. The contract rights will also be subject to periodic impairment tests. The remaining 1,750,000 was assigned to Goodwill. As a result of the settlement with Equitex and Chex we reduced Goodwill by $1,500,000 to approximately $250,000.

2.   UNAUDITED INTERIM INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2004 and notes thereto contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results for the full year ending December 31, 2005.

3. LOANS AND NOTES PAYABLE

Notes payable at June 30, 2005 consisted of the following:

                                                                         2005
                                                                     -----------
The  Company  borrowed  $2,000,000  from Chex  Services,  Inc. on    $   500,000
January 6, 2004 to pay the first  $2,000,000 to the former owners of Available  Money.  Pursuant to the  Settlement  Agreement  and
Mutual  Release  dated July 21, 2005,  Equitex and Chex agreed to cancel our outstanding $2,000,000 principal liability, as well as
any  liability  for  accrued  but  unpaid   interest  under  that
promissory note. We agreed to pay Chex $500,000 within 60 days of July 21, 2005. To secure our obligations under the Settlement
Agreement, we entered into a Security Agreement with Chex and Equitex pursuant to which we granted Chex and Equitex a junior security interest in substantially all of our assets.


On  September  10, 2004,  the Company  borrowed  $210,000  from a         90,837
family member of our chief executive officer to pay an advance on commissions to the Angel of the Winds casino.  This note is shown net of a discount  of $8,846  for the value of  various  warrants issued in conjunction with the loan along with the  corresponding amortization  of the note  discount  of $4,683.  The  discount of
$8,846 is amortized over 17 months beginning October 1, 2004. The note bears interest at 10% per annum and is payable monthly.  The principal  amount of this note is repayable  in monthly  payments payable on the 1st day of each month  commencing  with the second
month  following  the  month  in  which  the  Company   commences
operations at Angel of the Winds Casino and continuing on the 1st day of each  month  thereafter.  Per  the  contract  between  the
Company and Angel of the Winds  Casino,  this note's  interest is deductible  from the commission  that the Company pays the Casino on a monthly basis.
                                                                     -----------
                                                                     $   590,837
                                                                     ===========


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

On June 15, 2005 the company entered into a new capital lease for 4 ATM machines at the Tropicana Casino in Las Vegas. The approximate capitalized cost of the ATM machines is $70,625. The terms of this lease require approximately $20,000 down payment 90 days from installation and the remaining balance of approximately $50,000 will be financed over 59 months, at 8.211% for approximately $1,000 per month This note is collateralized by the equipment.

5. LINES OF CREDIT

Lines of credit at June 30, 2005 consisted of the following:

Line of credit, maximum availability of $7,000,000, maturity date    $ 4,898,462
June 30, 2006. Subject to various restrictive covenants, interest
is  payable   monthly  at  17.0%  per   annum,   borrowings   are
collateralized by restricted cash and guaranteed by the majority shareholder of the Company. The Company is required to pay a monthly facility fee equal to 1/12% of the highest balance of the line during the month. The line of credit is also collateralized by all the assets of the Company.

Line of credit,  interest is payable monthly at 9% per annum, the        310,000
line is unsecured and due on demand.

Lines  of  credit, non-interest bearing,  the lines are unsecured        536,122
and due on demand


On December 1, 2003, the Company  entered into a $250,000 line of        288,233
credit, due on demand with an asset based lender. The Company has received a one year extension, with renewal subject to the lender's discretion. This extension expires June 30, 2006.
Beginning June 30, 2005 the company began reducing this liability by making monthly payments in the amount of $68,428. This debt bears interest at the prime rate of interest plus 10%, floating with daily resets, for the actual number of days that the loan remains outstanding, provided that the minimum rate on this loan is 14.5% per annum. The Company prepaid the lender a facility fee of $25,000 on June 30, 2005 for the next twelve months. In order to secure the performance of the Company's obligation under this loan, the Company granted the lender a continuing lien on and security interest in and to 250,000 newly issued shares of the Company's common stock. In addition, upon an event of default under the loan, the Company is obligated to register the resale of these pledged shares of common stock. Upon payment in full of all amounts due under the loan, the lender is obligated to deliver all stock certificates evidencing the ownership of these shares to the Company for cancellation.

On April  12,  2004,  the  Company  borrowed  $2,050,000  from an      2,435,036
asset-based  lender to make the second  Available  Money payment.
The  Company  has  received a one year  extension,  with  renewal subject to the lender's  discretion.  This extension expires June
30, 2006.  The note bears  interest at 17% per annum and once the
$250,000  line of  credit  is paid off this  note  will  begin to amortize  over  5  years  at  $68,428  per  month.  The  note  is guaranteed  by the majority  shareholder  of the Company and also collateralized by all the assets of the Company.  Unpaid interest has been added to the balance, increasing the balance of the note to $2,435,036.
                                                                     -----------
                                                                     $ 8,467,853
                                                                     ===========

6.   STOCKHOLDERS' DEFICIT

In January 2005, the Company issued 75,000 shares of common stock to its board of directors for services rendered. The company valued the shares at the fair value on the date of the issuance and recorded non-cash compensation of $57,750.

In January 2005, the Company raised $479,450, net of offering costs of $22,500, from the sale of 989,314 shares of common stock at $0.51 per share.

Pursuant to the terms of a common stock offering with registration rights, the company has accrued penalties in the amount of 102,500 shares. The Company has valued these shares at $63,973.

7. STOCK OPTIONS

In June 2005, the Company issued 200,000 options to purchase common stock to one of its employees at an exercise price of $.42 per share, pursuant to the terms of this executive's employment contract. These options vest over 2 years.

In June 2005, an employee exercised 30,000 options at $.01 per share. The company received proceeds of $300 from the transaction.

Employee stock option activity for the period ended June 30, 2005 is summarized as follows:
                                            Number of      Weighted Average
                                              Shares        Exercise Price
                                           -----------    ------------------
Outstanding at December 31, 2004            3,161,250          $   .15
     Granted                                  200,000              .42
     Exercised                                (30,000)            (.01)
     Cancelled                                      -                -
                                           -----------    ------------------
Outstanding at June 30, 2005                3,331,250            $.017
                                           -----------    ------------------


The following table summarizes the Company's employee stock options outstanding at June 30, 2005:



                           Options and
                       Warrants Outstanding
                      -------------------------------------------------------
  Range of Exercise                    Weighted Average     Weighted Average
        Price             Number        Remaining Life       Exercise Price
 -------------------  --------------  ------------------   ------------------
         .01             2,875,000         8.52-8.57              .01
      .40-.42              206,250          .17-8.96              .42
         .70                62,500            8.84                .70
     2.00-2.28             187,500         7.92-8.35             2.11
                      --------------
                         3,331,250
                      ==============

All outstanding employee stock options are exercisable at June 30, 2005 except for 150,000 options at $.42, 50,000 of which vest in June 2006 and 100,000 of which vest in June 2007.

The exercise prices of all options granted by the Company equal the market price at the dates of the grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of "SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the six months ended June 30, 2005.


8.   WARRANTS

In January 2005, the Company issued warrants to purchase 150,000 shares of our common stock at an exercise price of $.77 per share, the fair market value at the date of the issuance, to our board of directors pursuant to the terms of the directors 2004 and 2005 agreements. These warrants were issued under our stock option plan in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

In February 2005, the former chief executive officer and affiliate exercised 150,000 options at $.01 per share. The company received proceeds of $1,500 from the transaction.


Warrant  activity for the period ended June 30, 2005 is  summarized  as follows:


                                            Number of         Weighted Average
                                              Shares           Exercise Price
                                          ---------------    ------------------
Outstanding at December 31, 2004             2,079,438             $  3.13
     Granted                                   150,000                 .77
     Exercised                                (150,000)               (.01)
     Cancelled                                       -                   -
                                          ---------------    ------------------
Outstanding at June 30, 2005                 2,079,438             $  2.97
                                                                      1.33
                                          ---------------    ------------------

The following table summarizes the Company's warrants outstanding at June 30, 2005:

                       Warrants Outstanding
                      -------------------------------------------------------
  Range of Exercise                    Weighted Average     Weighted Average
        Price             Number        Remaining Life       Exercise Price
 -------------------  --------------  ------------------   ------------------
         .01              215,000             8.57                .01
      .33-.35             125,000          4.20-9.31              .35
         .77              150,000             9.56                .77
        1.00               75,000             3.00                1.00
        2.40              112,500          3.33-7.76              2.40
     4.00-6.00          1,401,938           .50-3.00              4.37
                      --------------
                        2,079,438
                      ==============

All outstanding warrants are exercisable at June 30, 2005.


The exercise prices of all options granted by the Company equal the market price at the dates of the grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of "SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the six months ended June 30, 2005.


                                                SIX MONTHS ENDED
                                                 JUNE 30, 2005
                                                ----------------

Net loss as reported                            $      (695,079)

Add: total stock based compensation                   (136,355)

compensation expense determined
under fair value based method, net
of related tax effect                           ----------------

Pro forma net loss                              $      (831,434)
                                                ================
Basic loss per share
        As reported                             $         (0.03)
                                                ================
        Pro forma                               $         (0.03)
                                                ================

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

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                          2005
                                        --------
        Divided yield                      0%
        Expected volatility range         201%
        Risk-free interest rate            3%
        Expected holding periods        10 Years


9.   COMMITMENTS

a.   LEASE COMMITMENTS

The Company leases office space in Minnesota on a month to month basis for $738 per month.

In conjunction with converting all of the Available Money ATM's, the Company now pays rent to various mall properties where it has ATM machines. These monthly rents average $41,000 per month.

The Company is party to a 39-month lease agreement pursuant to which it rents office space in Pennsylvania at a monthly rent of $2,635.

The Company's total rent expense under operating leases was approximately $21,583 and $28,128 for the six months ended June 30, 2005 and 2004, respectively.

Estimated rent expense under operating leases over the next five years is as follows:

                      Year                       Amount
                     ------                     --------
                      2005                      $ 40,476
                      2006                      $ 40,476
                      2007                      $ 40,476
                      2008                      $ 40,476
                      2009                      $ 40,476

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

As of June 30, 2005 the Company has recorded $1,354,957 of accrued commissions on casino contracts.

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

Money Centers of America, Inc. (the "Company") and Jason P. Walsh entered into an employment agreement dated June 14, 2005 (the "Employment Agreement") for Mr. Walsh to be employed as the Company's Vice President - Finance and Chief Financial Officer.

The employment term commences on June 14, 2005 and continues until the close of business on December 31, 2006, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least thirty days prior to automatic renewal. Mr. Walsh's annual salary during the term of his employment under the Employment Agreement shall be no less than $120,000. In addition, Mr. Walsh was granted options to purchase 200,000 shares of the Company's common stock with an exercise price of $.42 per share under the Company's Amended and Restated 2003 Stock Incentive Plan, pursuant to an Award Agreement for Non-Qualified Stock Option dated June 14, 2005 entered into between the Company and Mr. Walsh. The options have a term of ten years and are exercisable as follows: (a) 50,000 shall be exercisable immediately on the date of grant; (b) 50,000 shall be exercisable on June 1, 2006; and (c) 100,000 shall be exercisable on June 1, 2007

10.  CONCENTRATION OF CREDIT RISK

The Company maintains cash in bank accounts that exceed federally insured limits. At June 30, 2005, the Company had deposits in excess of federally insured amounts aggregating approximately $9,200,000 at various financial institutions. The Company believes it has its cash deposits at high quality financial institutions. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

For the six months ended June 30, 2005, approximately 37% of total revenues were derived from operations at 2 full service casinos and 11% was derived from 1 ATM contract. No other customers represented more than ten percent of our total revenues for the six months ended June 30, 2005.

11.  DUE TO OFFICER

Amounts due to officer are evidenced by notes in the aggregate amount of $471,043 that bear an interest rate of 10% per annum, payable monthly, and are due on demand. This consists of $100,000 loaned to the Company by the officer in fiscal year 2004. This amount also includes monies due the officer in the amount of $6,771 from 2002, sales commissions due the officer in the amount of $21,029 from 2001, sales commissions due the officer in the amount of $5,000 from fiscal year 2003, the officer's sign on bonus per his employment agreement in the amount of $200,000, the officer's 2004 bonus of $175,000 and dividends declared while an S corporation in the amount of $23,710. Payments in the amount of $60,467 paid to the officer have been netted to this note. The officer has been paid $24,082 in interest on this note during the six months ended June 30, 2005.

12.  INTEREST EXPENSE

Included in interest expense are monies owed to a vendor for interest charges. The interest is based on the amount of cash in our Available Money ATM machines and network and is calculated on a daily basis. The balance of this cash funded by the bank in our ATM machines at June 30, 2005 was approximately $12 million. The interest rate on the 12 million is 5.375% per annum.

13.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $15,506,109 as of June 30, 2005 and had a net loss of $695,079 for the six months ended June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

15.  SUBSEQUENT EVENTS

Effective July 21, 2005, we entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Chex Services, Inc., the wholly owned operating subsidiary of FastFunds Financial Corporation ("Chex") and Equitex, Inc. ("Equitex"), pursuant to which the parties agreed to resolve all pending litigation between them and release all claims related to such litigation. The subject litigation is described in our Annual Report on Form 10-K for the year ended December 31, 2004. No party to the Settlement Agreement admitted any wrongdoing or liability related to the litigation. The litigation was dismissed with prejudice on July 22, 2005.

Under the Settlement Agreement, Equitex and Chex agreed to cancel our outstanding $2,000,000 principal liability under a $2,000,000 promissory note from us to Chex, dated January 6, 2004, as well as any liability for accrued but unpaid interest under that promissory note. We agreed to pay Chex $500,000 within 60 days of July 21, 2005. To secure our obligations under the Settlement Agreement, we entered into a Security Agreement with Chex and Equitex pursuant to which we granted Chex and Equitex a junior security interest in substantially all of our assets. In addition, Money Centers agreed to deliver to Fastfunds Financial, Inc., Chex's corporate parent, a contingent warrant to purchase up to 500,000 shares of our common stock at a purchase price of $0.50 per share. The warrant is not exercisable until we achieve $1,000,000 in net income during a fiscal year.

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

     On January 2, 2004, iGames Entertainment, Inc. acquired us pursuant to our merger with and into a wholly-owned subsidiary of iGames formed for that purpose. In addition, on January 6, 2004, iGames acquired Available Money, Inc., an operator of free-standing ATM machines in casinos. The business operations of Available Money were combined with our business operations. We currently provide services in 20 locations across the United States.

     Our acquisition by iGames was treated as a recapitalization and accounted for as a reverse acquisition. Although iGames was the legal acquirer in the merger, we were the accounting acquirer since our shareholders acquired a majority ownership interest in iGames. Consequently, our historical financial information is reflected in the financial statements prior to January 2004. All significant intercompany transactions and balances have been eliminated. We do not present pro forma information, as the merger was a recapitalization and not a business combination.

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


     The acquisition of Available Money that was completed in January 2004 continues to provide challenges for management in terms of the longer than expected conversion of the processing of the Available Money cash services business over to the systems we utilize and the renegotiation or termination of nonprofitable contracts. We have completed our new ATM processing agreement which has lowered our operating costs, provided needed capacity for our vault cash needs, and will help facilitate the completion of the Available Money conversion. The settlement of the Available Money lawsuit in the first quarter has also enabled us to begin renegotiating several of the unprofitable Available Money Contracts, the benefits of which will start to be recognized as of September 1, 2005. Those contracts where a beneficial renegotiation is not possible may be terminated. These contracts that have or will be terminated will decrease revenue but will have a positive effect on cash flow and net income. We also recorded a significant purchase price adjustment relating to Available Money as part of the favorable settlement relating to these terminated and unprofitable contracts.

     We remain on schedule for the deployment of our Transaction Management System, which is scheduled for September. Though we feel confident that The Transaction Management System will differentiate us from our competitors and create new sources of revenue for the company, there is no guarantee that the market will accept this new deployment strategy. Regardless of the markets acceptance of this new deployment strategy, The Transaction Management System
(TMS) enables Money Centers of America to gain complete control over all our cash access transactions, including booth operations and ATMs. The TMS will "drive" the ATMs and teller applications and process all transactions through our central system allowing for quicker customer interactions which translate to greater revenue at less cost from our current book of business. The TMS permits Money Centers of America to negotiate network processing contracts based on sound business decisions versus technology requirements so that the cost per transaction may be reduced, once again translating to greater revenue potential from our current book of business. Once all of the properties have been converted to the TMS, general operating procedures, field support, and internal accounting processes will also be streamlined.

     Our current cost of capital remains high as we have been distracted in our efforts to recapitalize our balance sheet due to ongoing litigation and our focused efforts to deploy The Transaction Management System on schedule. Now that both of these distractions have been removed management considers recapitalization of our balance sheet a major priority for the remainder of 2005. The success of this recapitalization will reduce the interest rates we pay on our lines of credit, which will lower our expenses and contribute to our profitability. Mercantile Capital has been a strong finance partner to the company, however, the ability to continue our growth is largely dependent on our ability to identify and secure capital at reasonable rates.

     We seek to avoid litigation and to minimize our exposure to potential claims arising in the normal course of our business and as a result of our acquisitions. Despite these efforts, we have been named as a defendant in several legal proceedings, described in Part II, Item 1, Legal Proceedings, beginning on page 25 of this report. We are confident that it is in our best interests to defend these claims and to pursue counterclaims where we believe that we are likely to obtain a favorable result. We are very pleased to announce that our two major lawsuits were settled on very favorable terms to the company. During the six month period ended June 30, 2005, we have incurred approximately $455,391 in legal fees related to these legal proceedings. However, due to our settlement of the two major lawsuits, we do not anticipate incurring a substantial amount of additional legal fees related to these legal proceedings throughout 2005.

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

     Historically, providers of cash access services to the gaming industry had cash flow margins that were generally higher than those experienced in the funds transfer and processing industries. Growing competition and the maturing of the market has resulted in a decline in these margins as companies have begun marketing their services based on price rather than innovation or value added services. This trend is highlighted by the number of companies that promote revenue growth and an increased account base but experience little increase in net income. This trend is magnified by the fact that the largest participant in the industry has close to 65% market share and has begun to forgo margin in order to retain business. Companies that can adapt to the changing market and can create innovative products and services stand at the forefront of a new wave in revenue and profit growth.

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

     Check  Cashing  Bad  Debt.
     --------------------------
     The principal source of bad debts that we experience are due to checks presented by casino patrons that are ultimately returned by the drawer's bank for insufficient funds. We account for these check cashing bad debts on a cash basis. Fees charged for check cashing are recorded as income on the date the check is cashed. If a check is returned by the bank on which it is drawn, we charge the full amount of the check as a bad debt loss. If the bank subsequently honors the check, we recognize the amount of the check as a negative bad debt. Based on the quick turnaround of the check being returned by the bank on which it is drawn and our resubmission to the bank for payment, we feel this method approximates the allowance method, which is a Generally Accepted Accounting Principle. This accounting policy may at times overstate the impact of bad checks on our financial results, and adoption of a different accounting policy could have a material impact on our reported results.

     Goodwill and Long-Lived  Intangible  Assets.
     --------------------------------------------
     The carrying value of goodwill as well as other long-lived intangible assets such as contracts with casinos is reviewed if the facts and circumstances suggest that they may be impaired. With respect to contract rights in particular, which have defined terms, this will result in an annual adjustment based on the remaining term of the contract. If this review indicates that the assets will not be recoverable, as determined based on our discounted estimated cash flows over the remaining amortization period, then the carrying values of the assets are reduced to their estimated fair values. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill And Other Intangible Assets" which eliminates amortization of goodwill and certain other intangible assets and requires annual testing for impairment. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.

     Stock Based Compensation.
     -------------------------
     We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

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


Results of Operations
Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

                                    Three Months Ended    Three Months Ended
                                     June 30, 2005 ($)     June 30, 2004 ($)    Change ($)
                                   --------------------  --------------------  ------------
Net Income (Loss)                          44,174              (623,842)           668,016
Revenues                                5,432,262             4,614,557            817,705
Operating Expenses                      4,135,783             3,575,553            560,230
Gross Profit                            1,296,479             1,039,004            257,475
Selling, General and
  Administrative Expenses                 624,289               667,182            (42,893)
Noncash Compensation                        6,550                 7,925             (1,375)
Depreciation and amortization             157,074               324,433           (167,359)
Other Income (Expenses)                  (464,392)             (663,306)          (198,914)


     Our net income increased by $668,016 during the three months ended June 30, 2005 due to an increase in gross profit of approximately $258,000, a decrease in depreciation and amortization of approximately $170,000 due to reduced amortization of casino contracts, reflecting the termination of certain contracts in 2004. Additionally management has been able to reduce the company's interest cost related to the Available Money portfolio by approximately $175,000.

     Our revenues increased by approximately 18% during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Approximately $194,000 of this increase represented increased volume under contracts in place at the beginning of 2004 and $1,350,000 represented revenues from new contracts. This was offset by the loss of approximately $730,000 in revenues due to cancellations and non-renewals from our Available Money portfolio. Our operating expenses increased during the three months ended June 30, 2005 due to a $60,000 increase in bad debt expense primarily resulting from having additional full service casinos with check cashing, a $20,000 decrease in cash compensation expenses due to a reduction in operations personnel due to the loss of one our contracts, and a $196,000 increase in transaction processing expenses as the result of increased transaction volume. Commissions paid to casinos increased by $132,000 from the same quarter last year.

     Our selling, general and administrative expenses decreased during the three months ended June 30, 2005 primarily due to our CEO agreeing to forego compensation due to him under his employment agreement of approximately $87,500. Additionally, we had one less executive for most of the quarter as compared to 2004, which reduced management compensation by another $36,000. Legal expenses related to litigation proceedings were higher by $170,000 as compared to the same quarter last year. Since we have settled our two major lawsuits we expect to see legal expenses decrease significantly beginning in the middle of the third quarter of 2005.

     Our other expenses decreased during the three months ended June 30, 2005 mostly due to a decrease in interest expense of approximately $190,000 resulting from lower borrowing levels reflecting the cancellation and non-renewal of Available Money contracts.

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

                                 Six Months Ended     Six Months Ended
                                 June 30, 2005 ($)    June 30, 2004 ($)    Change ($)
                                -------------------  -------------------  ------------
Net Income (Loss)                     (695,079)          (7,248,863)        6,553,784
Revenues                            10,810,853            6,770,219         4,040,634
Operating Expenses                   8,801,522            5,685,034         3,116,488
Gross Profit                         2,009,331            1,085,185           924,146
Selling, General and
  Administrative Expenses            1,319,546            1,287,710            31,836
Noncash Compensation                    76,400            5,291,628        (5,215,228)
Depreciation and amortization          338,725              577,109          (238,384)
Other Income (Expenses)               (969,739)          (1,177,601)         (207,862)


     Our net loss decreased by $6,553,784 during the six months ended June 30, 2005 due to a decrease in noncash compensation of approximately $5,200,000 due to one-time charges for noncash compensation during 2004 that were not repeated in 2005, an increase in gross profit of approximately $925,000, due to our success in lowering various operating expenses, a decrease in depreciation and amortization of approximately $240,000 due to reduced amortization of casino contracts reflecting the termination of certain contracts in 2004. Other expenses decreased due to the fact that management has been able to reduce the Company's interest cost related to the Available Money portfolio and there were no impairments of intangible assets or written off obsolete inventory in 2005.

     Our revenues increased by approximately 60% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Approximately $408,000 of this increase represented increased volume under contracts in place at the beginning of 2004 and $2,400,000 represented revenues from new contracts. This was offset by the loss of approximately $730,000 in revenues due to cancellations and non-renewals from our Available Money portfolio and approximately $2,000,000 of the increase in revenue was due to the recognition in our financial statements of gross revenues rather than net revenues from the Available Money portfolio in 2005 following a change of ATM processors. Our operating expenses increased during the six months ended June 30, 2005 due to a $262,000 increase in bad debt expense primarily resulting from having additional full service casinos with check cashing, commissions paid to casinos increased by approximately $2,100,000 although as a percentage of revenue, the commissions stayed relatively level as compared to the same period in 2004. In addition, approximately $750,000 of various other expenses increased due to the recognition in our financial statements of all operating expenses from the Available Money portfolio in 2005 following a change in ATM processors.

     Our selling, general and administrative expenses increased slightly during the six months ended June 30, 2005 primarily due to increased legal expenses related to pending litigation. Otherwise the remaining selling, general and administrative expenses have remained relatively the same as compared to the quarter ended June 30, 2004. Since we settled our two major lawsuits we expect a significant decrease in legal expenses beginning in the middle of the third quarter of 2005. Our depreciation and amortization expenses decreased during the six months ended June 30, 2005 primarily due to the elimination of amortization that otherwise would have been realized on contracts that terminated in 2004.

     Our other expenses decreased during the six months ended June 30, 2005 mostly due to a decrease in interest expense of approximately $190,000 resulting from lower borrowing levels reflecting the cancellation and non-renewal of Available Money contracts.


Off-Balance Sheet Arrangements

     There were no off-balance sheet arrangements during the fiscal quarter ended June 30, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.


Changes in Financial Position, Liquidity and Capital Resources

                                                           Six Months        Six Months
                                                         Ended June 30,    Ended June 30,
                                                            2005 ($)          2004 ($)       Change ($)
                                                        ----------------  ----------------  ------------
Net Cash Provided by (Used in) Operating Activities         607,316            (233,470)        840,786
Net Cash Used in Investing Activities                      (705,762)         (1,994,804)      1,289,042
Net Cash Provided by Financing Activities                   125,203           2,349,910      (2,224,707)


     Net cash provided by operations increased by $840,786, primarily due to a significant decrease in our net loss and as a result of the fact that we experienced a temporary delay in collections of accounts receivable from the Available Money portfolio following its acquisition in January 2004.

     Net cash used in investing activities decreased during the six months ended June 30, 2005 due to the fact that we did not make any acquisitions in the first half of 2005 and acquired Available Money in the first quarter of 2004. We have, however, used cash in 2005 to purchase some of the Available Money ATM's and to complete our Transaction Management System which we intend to roll out in September of 2005.

     Net cash provided by financing activities decreased during the six months ended June 30, 2005 primarily because we had no need for acquisition financing.

     Our available cash equivalent balance at June 30, 2005 was approximately $460,000 and was approximately $2,150,000 at July 31, 2005. Since our formation we have raised an aggregate of approximately $3,000,000 in capital through the sale of our equity securities. In addition, we issued two 10% convertible promissory notes in the aggregate principal amount of $250,000 to one investor. In October 2002, this investor converted a $150,000 note into 300,000 shares of our common stock, and the remaining balance of this note has been repaid.

     A significant portion of our existing indebtedness is associated with our vault cash line of credit of $7,000,000 with Mercantile Capital, L.P., which we use to provide vault cash for our casino operations. Vault cash is not working capital but rather the money necessary to fund the float, or money in transit, that exists when customers utilize our services but we have yet to be reimbursed from the Debit, Credit Card Cash Advance, or ATM networks for executing the transactions. Although these funds are generally reimbursed within 24-48 hours, a significant amount of cash is required to fund our operations due to the magnitude of our transaction volume. Our vault cash loan accrues interest at the base commercial lending rate of Wilmington Trust Company of Pennsylvania plus 10.75% per annum on the outstanding principal balance, with a minimum rate of 15% per annum, and has a maturity date of June 30, 2006 Our obligation to repay this loan is secured by a first priority lien on all of our assets. The outstanding balance on our vault cash line of credit fluctuates significantly from day to day based on activity and collections, especially over weekends. Vault cash for our ATM operations at locations where we do not provide full cash access services (primarily Available Money customers) is provided by our ATM processing provider under the terms of the ATM processing agreement, at a cost equal to the ATM processor's cost of funds, which currently is Prime minus 5/8%.

     We incurred $3,850,000 of debt associated with the acquisition of Available Money. $2,000,000 of this indebtedness was a loan provided by Chex Services, Inc. As a result of the settlement of the lawsuit with Chex Services (see "Legal Proceedings"). Equitex and Chex agreed to cancel our outstanding $2,000,000 principal liability as well as any liability for accrued but unpaid interest under that promissory note. We agreed to pay Chex $500,000 within 60 days of July 21, 2005. This obligation is secured by a junior security interest in substantially all of our assets.

     The remaining $1,850,000 of this indebtedness is part of a $2,050,000 bridge loan provided by Mercantile Capital, L.P. This bridge loan was accruing interest until June 30, 2005 when it was converted into a 5 year amortizating loan subject to annual renewal at the lender's discretion. Our obligation to repay this loan is secured by a first priority lien on all of our assets. We still intend to refinance this obligation in 2005 and are making every effort to do so. We paid a facility fee of $41,000 in connection with this loan.

     On December 1, 2003, we obtained a $250,000 line of credit from Mercantile Capital, L.P., due on demand. This debt bears interest at the prime rate of interest plus 10%, floating, provided that the minimum rate on this loan is 14.5% per annum. As of June 30, 2005, this loan was also converted to a 5 year amortizing loan with annual renewals at the lender's discretion. The Company paid a $25,000 facility fee on June 30, 2005 when the loan began to be amortized. This loan is secured by 250,000 shares of the Company's common stock.

     On September 10, 2004, we borrowed $210,000 from the father of our chief executive officer to pay an advance on commissions to a new casino customer. This loan bears interest at 10% per annum, payable monthly. The principal amount of this loan is repayable in monthly payments payable on the 1st day of each month commencing with the second month following the month in which we commence operations at Angel of the Winds Casino, and continuing on the 1st day of each month thereafter, provided that, upon any merger of our company, sale of substantially all of our assets or change in majority ownership of our voting capital stock, the lender has the right to accelerate this loan and demand repayment of all outstanding principal and all unpaid accrued interest thereon. We currently are making $5,000 principal payments per month. The principal balance outstanding as of August 15, 2005 is $95,000. In addition, we issued the lender warrants to purchase 50,000 shares of our common stock at an exercise price of $.33 per share. In the event that the principal amount of this loan plus all accrued interest thereon is paid in full on or before March 1, 2006, then we shall have the right to cancel warrants to purchase 25,000 shares.

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

     We are also in the process of replacing all of the former Available Money ATMs with new ATMs that will be processed on more favorable economic terms. We had originally entered into a capital lease agreement to acquire 71 ATMs and related equipment necessary to complete this conversion. We have reduced the number of ATM's we will acquire to approximately 35. We have converted approximately 17 of these ATM's to date. The remaining capital lease agreement will require us to incur an upfront charge of approximately $90,000 and monthly rental expense of approximately $4,600 over the remaining 59 months of the lease term.

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

     Due to our accumulated deficit of $14,811,030 as of December 31, 2004 and our net losses and cash used in operations of $11,841,753 and $907,217, respectively, for the year ended December 31, 2004, our independent auditors have raised substantial doubt about our ability to continue as a going concern. While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow for the remainder of 2005 or at any time in the future.


Item 3 - Controls and Procedures

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2005.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     On April 21, 2005, we entered into a Settlement Agreement (the "Available Money Settlement Agreement") with the former shareholders of Available Money and related parties, pursuant to which the parties agreed to resolve all pending litigation between then and release all claims related to such litigation. Effective July 21, 2005, we entered into a Settlement Agreement and Mutual
Release (the "Equitex Settlement Agreement") with Chex Services, Inc., the wholly owned operating subsidiary of FastFunds Financial Corporation ("Chex") and Equitex, Inc. ("Equitex"), pursuant to which the parties agreed to resolve all pending litigation between them and release all claims related to such litigation. The litigation related to these settlements is described in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Under the Available Money Settlement Agreement, the parties agreed that the final purchase price for Available Money was equal to the cash amount of $3,850,000 already paid, that no further amounts were due to the former shareholders and that our previous cancellation of shares of our common stock issued to them was proper. The former Available Money shareholders agreed to pay us an aggregate of approximately $178,000 in expenses, legal fees and court-ordered sanctions and agreed to assign to us certain ATM servicing contracts. We agreed to release the former Available Money shareholders and their affiliates from most of the non-competition and right of first refusal provisions of the original purchase agreement, subject to certain conditions and limitations. .

     Under the Equitex Settlement Agreement, Equitex and Chex agreed to cancel our outstanding $2,000,000 principal liability under a $2,000,000 promissory note from us to Chex, dated January 6, 2004, as well as any liability for accrued but unpaid interest under that promissory note. We agreed to pay Chex $500,000 within 60 days of July 21, 2005. To secure our obligations under the Equitex Settlement Agreement, we entered into a Security Agreement with Chex and Equitex pursuant to which we granted Chex and Equitex a junior security interest in substantially all of our assets. In addition, we agreed to deliver to Fastfunds Financial, Inc., Chex's corporate parent, a contingent warrant to purchase up to 500,000 shares of our common stock at a purchase price of $0.50 per share. The warrant is not exercisable until we achieve $1,000,000 in net income during a fiscal year.

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

Item 2 - Changes in Securities and Use of Proceeds

     Pursuant to the terms of a common stock offering with registration rights, the company has accrued penalties in the amount of 102,500 shares. The company has valued these shares at $63,973.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         None.

Item 6 - Exhibits

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

     31.1 Certification dated August 15, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Christopher M. Wolfington, Chief Executive Officer

     31.2 Certification dated August 15, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jason P. Walsh, Chief Financial Officer

     32.1 Certification dated August 15, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Christopher M. Wolfington, Chief Executive Officer

     32.2 Certification dated August 15, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Jason P. Walsh, Chief Financial Officer

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                         MONEY CENTERS OF AMERICA, INC.




Date:  August 15, 2005                  By:  /s/ Christopher M. Wolfington
                                             -----------------------------------
                                             Christopher M. Wolfington
                                             Chief Executive Officer


                                        By:  /s/ Jason P. Walsh
                                             -----------------------------------
                                             Jason P. Walsh
                                             Chief Financial Officer