Form 10QSB
period 2005-09-30
MONEY CENTERS OF AMERICA, INC.
filed 2005-11-14
CIK 1165271

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Quarter ended September 30, 2005

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File No. 000-49723


                         Money Centers of America, Inc.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                Delaware                              23-2929364
     -------------------------------       ------------------------------------
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)


         700 South Henderson Road, Suite 325, King of Prussia, PA 19406
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                                    Yes X No

     As of November 14, 2005, 25,206,978 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding.

                         MONEY CENTERS OF AMERICA, INC.
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                              INDEX TO FORM 10-QSB



                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheet at September 30, 2005
             (unaudited)                                                   3

             Consolidated Statements of Operations for the Three
             Months and Nine Months Ended September 30, 2005
             and 2004 (unaudited)                                          4

             Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 2005 and 2004 (unaudited)          5

             Notes to Consolidated Financial Statements (Unaudited)       6-16

     Item 2. Management's Discussion and Analysis or Plan or Operation     17

     Item 3. Controls and Procedures                                     26-27


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                             28

     Item 2. Changes in Securities and Use of Proceeds                     28

     Item 3. Defaults Upon Senior Securities                               28

     Item 4. Submission of Matters to a Vote of Security Holders           28

     Item 5. Other Events                                                  28

     Item 6. Exhibits                                                     28-29

     Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                    UNAUDITED

                                     ASSETS

Current assets:
    Cash and cash equivalents                                      $    456,259
    Restricted cash                                                   4,014,124
    Accounts receivable                                                 824,165
    Prepaid expenses and other current assets                           485,990
                                                                   -------------
      Total current assets                                            5,780,538

Property and equipment, net                                             702,613

Intangible assets, net                                                1,232,362

Goodwill                                                                203,124

Deferred financing costs                                                 79,118
                                                                   -------------
                                                                   $  7,997,755
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                               $  1,107,139
    Accrued expenses                                                    152,421
    Current portion of capital lease                                    135,710
    Notes payable                                                       685,964
    Lines of credit                                                   8,220,590
    Due to officer                                                      375,626
    Commissions payable                                               1,208,561
                                                                   -------------
      Total current liabilities                                      11,886,011

Long-term liabilities:
    Capital lease, net of current portion                               212,207
                                                                   -------------

      Total long-term liabilities                                       212,207

Stockholders' Deficit:
    Preferred stock; $.001 par value, 20,000,000 shares authorized
      0 shares issued and outstanding                                         -
    Common stock; $.01 par value, 150,000,000 shares authorized
      25,206,978 shares issued and outstanding                          252,070
    Additional paid-in capital                                       11,145,728
    Accumulated deficit                                             (15,498,261)
                                                                   -------------
      Total Stockholders' Deficit                                    (4,100,463)
                                                                   -------------

                                                                   $  7,997,755
                                                                   =============


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                       ---------------------------------  ----------------------------------
                                                            2005              2004             2005              2004
                                                       ----------------  ---------------  ----------------  ----------------
Revenues                                                $    4,547,708    $   4,767,853    $  15,348,705     $  11,538,072

Cost of revenues                                             3,485,400        4,040,955       12,334,290         9,696,598
                                                       ----------------  ---------------  ----------------  ----------------

Gross profit                                                 1,062,308          726,898        3,014,415         1,841,474

Selling, general and administrative expenses                   428,097          561,901        1,700,274         1,886,789

Noncash Compensation                                            15,666            6,425           92,066         5,298,053

Depreciation and amortization                                  163,539          454,282          502,264         1,031,390
                                                       ----------------  ---------------  ----------------  ----------------

Operating income (loss)                                        455,006         (295,710)         719,811        (6,374,759)

Other income (expenses):
         Interest income                                         4,012                -           13,868                 -
         Interest expense                                     (451,170)        (488,029)      (1,418,097)       (1,117,037)
                                                       ----------------  ---------------  ----------------  ----------------
             Total interest expense, net                      (447,158)        (488,029)      (1,404,229)       (1,117,037)
                                                       ----------------  ---------------  ----------------  ----------------

Other income                                                         -                -            1,650               170
Other expenses                                                       -                -           (4,462)         (548,763)
             Total other expense, net                  ----------------  ---------------  ----------------  ----------------
                                                                     -                -           (2,812)         (548,593)
                                                       ----------------  ---------------  ----------------  ----------------

Net Income (loss)                                       $        7,848    $    (783,739)   $    (687,231)    $  (8,040,389)
                                                       ================  ===============  ================  ================

Net income (loss) per common share basic                $         0.00    $       (0.14)   $       (0.03)    $       (1.60)
                                                       ================  ===============  ================  ================

Net income (loss) per common share diluted              $         0.00    $       (0.14)   $       (0.03)    $       (1.60)
                                                       ================  ===============  ================  ================

Weighted Average Common Shares Outstanding
     -Basic                                                 25,206,978        5,524,530       25,172,534         5,034,197
                                                       ================  ===============  ================  ================

     -Diluted                                               28,470,605        5,524,530       25,172,534         5,034,197
                                                       ================  ===============  ================  ================


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                     Nine months ended
                                                                        September 30,
                                                             ------------------------------------
                                                                  2005                2004
                                                             ----------------    ----------------
Cash flows from operating activities:
     Net loss                                                 $     (687,231)     $   (8,040,389)
     Adjustments used to reconcile net loss to net cash
       provided (used) by operating activities:
          Depreciation and amortization                              502,264           1,031,390
          Inventory write-down                                             -             130,833
          Loss on impairment of intangibles                                -             417,880
          Issuance of options to employees                                 -           4,877,050
          Issuance of common stock and warrants to consultants        64,791             481,800
          Increase (decrease) in:
              Accounts payable                                        42,727             763,703
              Accrued expenses                                       (22,546)            108,727
              Commissions payable                                    116,229             926,356
          (Increase) decrease in:
              Prepaid expenses and other current assets              (86,555)            210,407
              Accounts receivable                                    (15,999)           (850,107)
              Inventory                                                    -               1,515
                                                             ----------------    ----------------

Net cash provided by (used in) operating activities                  (86,320)             59,166

Cash flows from investing activities:
     Cash received in acquisition                                          -              27,398
     Purchases of property and equipment                            (411,350)            (45,019)
     Cash paid for acquisition of intangible assets                 (467,891)         (1,946,430)
                                                             ----------------    ----------------

Net cash used in investing activities                               (879,241)         (1,964,051)

Cash flows from financing activities:
     Decrease (increase) in restricted cash                          173,652            (378,604)
     Net change in line of credit                                     56,974           3,194,381
     Capital lease obligation                                        246,560                   -
     Payments on capital lease obligations                           (40,153)            (13,620)
     Increase (decrease) in loans payable                           (500,000)          2,000,000
     Advances to officer                                            (115,529)            (25,213)
     Increase in notes payable                                       753,173             201,154
     Payments on notes payable                                      (110,004)         (1,858,500)
     Decrease (increase) in loans receivable                          43,000             (58,000)
     Increase in dividends payable                                         -              25,000
     Sale of common stock, net                                       479,450                   -
     Exercise of stock options                                         1,800              25,000
     Dividends                                                             -            (270,010)
                                                             ----------------    ----------------

Net cash provided by financing activities                            988,923           2,841,588

NET INCREASE IN CASH                                                  23,362             936,703

CASH, beginning of period                                            432,897             273,397

CASH, end of period                                                  456,259           1,210,100
                                                             ----------------    ----------------

Supplemental disclosures:                                     $      889,156      $    1,483,497
                                                             ================    ================



     Cash paid during the period for interest                 $    1,418,097      $    1,117,037
                                                             ================    ================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Pursuant to the terms of a Stock Purchase Agreement between iGames, Helene Regen and Samuel Freshman dated January 6, 2004 (the "Stock Purchase Agreement"), iGames acquired all of the issued and outstanding shares of capital stock of Available Money, Inc., a provider of ATM cash access services based in Los Angeles, California. The purchase price of this transaction was $3,850,000, $2,000,000 of which was paid in cash at closing and $1,850,000 of which was paid in cash on April 12, 2004. $2,100,000 of the purchase price was assigned to contract rights. Acquired contract rights are considered to have a finite life, pursuant to SFAS 142, to be amortized over the period the asset is expected to contribute to future cash flows. MCA ("the Company") expects the period to be 1 to 4 years. The contract rights will also be subject to periodic impairment tests. The remaining $1,750,000 was assigned to Goodwill. As a result of the July 2005settlement of litigation Equitex, Inc. and Chex Services, Inc. Goodwill was reduced by $1,500,000 to approximately $250,000.


     2.   UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the periods presented. These consolidated financial statements should be read in connection with the consolidated financial statements and related footnotes for the year ended December 31, 2004 and notes thereto contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full year ending December 31, 2005.

     3.   LOANS AND NOTES PAYABLE

Notes payable at September 30, 2005 consisted of the following:

                                                                         2005
                                                                       ---------
                                                                       $  82,398
On September 10, 2004, the Company borrowed $210,000 from a family member of our chief executive officer to pay an advance on commissions to an unrelated third party. This note is shown net of debt discount totaling $8,846 for the value of various warrants issued in connection with the note along with the corresponding amortization of the note discount of $4,683. The discount of $8,846 is amortized over 17 months beginning October
1, 2004. The note bears interest at 10% per annum and is payable monthly. At September 30, 2005, the Company had recorded $710 as accrued interest payable in connection with this note. The principal amount of this note is repayable in monthly payments based on certain amounts received by the Company from the Angel of the Winds Casino on the 1st day of each month . Per the contract between the Company and Angel of the Winds Casino, this note's interest is deductible from the commission that the Company pays the Casino on a monthly basis. At September 30, 2005, the Company had recorded $710 as accrued interest payable in connection with this advance.



From September 23, through  September 30, 2005 the Company issued        433,566
three promissory notes in the aggregate amount of $600,000 to three individuals, including the uncle and the brother of its Chief Executive Officer, in exchange for loans in the same amount. These notes are shown net of a debt discount totaling
$166,948. Of this total, $17,342 represented a debt discount for a related note payable totaling $100,000. The $17,342 was computed pursuant to SFAS No. 123 and related fair value accounting in connection with the Black-Scholes model. The remaining $149,606 represented a debt discount in connection with the beneficial conversion feature on all convertible notes payable issued during 2005 totaling $600,000. in connection with the notes issued during 2005, along with the corresponding amortization of the note discount of $514 the Company had a remaining debt discount of $166,434. The discount of $166,948 is amortized over 9 months beginning September 23, 2005. These notes bear interest at 10% per annum and all principal and interest is due at maturity between June 22 and June 26, 2006 or earlier at the option of each holder upon a Change in Control (as defined in these notes). At September 30, 2005, the Company had recorded
$1,041 as accrued interest payable in connection with these notes.

Each Note is convertible into shares of the Company's 's common stock at an exercise price equal to 85% of the average of the mean of the closing "bid" and "ask" prices of the Company's common stock for the ten (10) trading days immediately prior to the date of exercise. At September 30, 2005, there had been no conversions.

                                                                       ---------
The  Company  issued  a  $170,000  note to a former  customer  in        170,000
exchange  for a  mutual  release  and  settlement  of a  disputed
$286,043 in commissions. The note bears interest at 19.75% per annum. All accrued interest from November 1, 2004 through and including November 1, 2005 is payable (i) $10,000 on the date the Company signed the note (ii) the balance of accrued interest due on November 1, 2005. Continuing on the first day of each month thereafter to and including May 1, 2007 payments of principal and interest in the amount of $10,989.32.

                                                                       ---------
                                                                       $ 685,964

     4. CAPITAL LEASES

On February 1, 2005 the Company entered into a new capital lease for 6 ATM machines at the Sandia Casino. The capitalized cost of the ATM machines is $105,938. The terms of this lease require approximately $30,000 down payment 90 days from installation and the remaining balance of approximately $75,000 will be financed over 59 months, at 8.211% for $1,500 per month. This note is collateralized by the equipment.

Between June 15, 2005 and July 31, 2005 the Company entered into a new capital lease for 5 ATM machines at the Tropicana Casino in Las Vegas. The approximate capitalized cost of the ATM machines is $88,400. The terms of this lease require approximately $25,000 down payment 90 days from installation and the remaining balance of approximately $63,000 will be financed over 59 months, at 8.211% for approximately $1,330 per month. This note is collateralized by the equipment.

In 2005 the Company entered into a new capital lease for 1 ATM machine at a software development office located in Boca Raton, Florida. The capitalized cost of the ATM machines is $18,000. The terms of this lease require approximately $5,000 down payment 90 days from installation and the remaining balance of approximately $13,000 will be financed over 59 months, at 8.211% for $266 per month. This note is collateralized by the equipment.

On July 16, 2005 the Company entered into a new capital lease for 2 ATM machines at Jerry's Nugget Casino in Las Vegas. The capitalized cost of the ATM machines is $34,500. The terms of this lease require approximately $10,000 down payment 90 days from installation and the remaining balance of approximately $24,500 will be financed over 59 months, at 8.211% for $530 per month. This note is collateralized by the equipment.

     5.   LINES OF CREDIT

Lines of credit at September 30, 2005 consisted of the following:

Line of credit, maximum availability of $7,000,000, maturity date    $ 4,014,124
June 30, 2006. Subject to various restrictive covenants, interest
is  payable   monthly  at  17.5%  per   annum,   borrowings   are
collateralized by restricted cash and guaranteed by the majority shareholder of the Company. The Company is required to pay a monthly facility fee equal to 1/12% of the highest balance of the line during the month. The line of credit is also collateralized by all the assets of the Company. At September 30, 2005, the Company had recorded related accrued interest payable of $62,239 in connection with this line of credit.


Line of credit,  interest is payable monthly at 9% per annum, the        388,000
line is unsecured and due on demand.


Lines of credits,  non-interest  bearing, the lines are unsecured        856,401
and due on demand.

Lines of credits,  , the lines are  unsecured  and due on demand.        327,500
The  Company  pays a fixed  stated  amount of  interest  totaling
$1,000 per month. The payments are recorded and charged to interest expense.

On December 1, 2003, the Company  entered into a $250,000 line of         92,201
credit, due on demand with an asset based lender. The Company has received a one year extension, with renewal subject to the lender's discretion. This extension expires June 30, 2006.
Beginning June 30, 2005 the Company began reducing this liability by making monthly payments in the amount of $68,428. This debt bears interest at the prime rate of interest plus 10%, floating with daily resets, for the actual number of days that the loan remains outstanding, provided that the minimum rate on this loan is 14.5% per annum. At September 30, 2005, the Company had recorded related accrued interest payable of $2,148_in connection with this line of credit. The Company prepaid the lender a facility fee of $25,000 on June 30, 2005 for the next twelve months. In order to secure the performance of the Company's obligation under this loan, the Company granted the lender a continuing lien on and security interest in and to 250,000 newly issued shares of the Company's common stock. In addition, upon an event of default under the loan, the Company is obligated to register the resale of these pledged shares of common stock. Upon payment in full of all amounts due under the loan, the lender is obligated to deliver all stock certificates evidencing the ownership of these shares to the Company for cancellation.

On April  12,  2004,  the  Company  borrowed  $2,050,000  from an      2,542,364
asset-based  lender to make the second  Available  Money payment.
The  Company  has  received a one year  extension,  with  renewal subject to the lender's  discretion.  This extension expires June
30, 2006.  The note bears  interest at 17% per annum and once the
$250,000  line of  credit  is paid off this  note  will  begin to amortize  over 5 years at $68,428  per month.  At  September  30,
2005, the Company had recorded  related accrued  interest payable of $35,514 in  connection  with this line of  credit.The  note is guaranteed  by the majority  shareholder  of the Company and also collateralized by all the assets of the Company.  Unpaid interest has been added to the balance, increasing the balance of the note to $2,542,364.
                                                                     -----------
                                                                     $ 8,220,590
                                                                     ===========

     6.   STOCKHOLDERS' DEFICIT

In January 2005, the Company issued 75,000 shares of common stock to its board of directors for services rendered. The Company valued the shares at the fair value on the date of issuance which was $.77 per share based on the quoted closing trading price and recorded non-cash compensation of $57,750.

In January 2005, the Company raised $479,450, net of offering costs of $22,500, from the sale of 989,314 shares of common stock at $0.51 per share. Offering costs have been recorded as a reduction of additional paid in capital.

Pursuant to the terms of a common stock offering with registration rights, the company has accrued penalties in the amount of 120,000 shares. The Company has valued these shares at $72,598 based on the quoted closing trading price every two weeks when the penalty accrues. The fair value of the penalty has been recorded as an accrued expense.


     7.   STOCK OPTIONS

The company follows fair value accounting and the related provisions of SFAS 123 for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock options and warrants granted to employees and non-employees:

In January 2005, the Company issued options to purchase 150,000 shares of our common stock at an exercise price of $.77 per share, the fair market value at the date of the issuance, to its board of directors pursuant to the terms of the directors 2004 and 2005 agreements. These options were issued under our stock option plan in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

     (i)  Stock options granted to employees - 2005

          a.   Employee awards - 350,000 stock options (Director)

               i. On January 18, 2005, the Company granted 150,000 stock options to certain members of its board of directors for services rendered in 2004 and 2005. The option grant was valued pursuant to SFAS 123 and totaled $57,750.

                    The Company recognized noncash compensation expense of $57,750 in the nine months ended September 30, 2005

               ii. The weighted average assumptions used by management were as follows:

                    Stock price on grant date                 $0.77
                    Exercise price on grant date              $0.77
                    Dividend yield                             0%
                    Expected volatility                      204.64%
                    Risk free interest rate                    3.%
                    Expected life of option                  10 years


               iii. These  stock  options are issued  pursuant to the  Company's
                    Equity Incentive Plan.

In June 2005, the Company issued 200,000 options to purchase common stock to one of its employees at an exercise price of $.42 per share, pursuant to the terms of this executive's employment contract. These options vest over 2 years. No compensation expense was recognized during the nine months ended September 30, 2005 since the Company follows the provisions of APB No. 25.

In June 2005, an employee exercised 30,000 options at $.01 per share. The Company received proceeds of $300 from the transaction.

In August 2005, 6,250 shares of a previous employee's option with an exercise price of $.40 expired.

Employee stock option activity for the period ended September 30, 2005 (unaudited) is summarized as follows:

                                               Number of        Weighted Average
                                                 Shares          Exercise Price
                                              -----------       ----------------
Outstanding at December 31, 2004               3,161,250          $    .15
     Granted                                     350,000               .57
     Exercised                                   (30,000)             (.01)
     Cancelled                                    (6,250)             (.40)
                                              -----------       ----------------
Outstanding at September 30, 2005              3,475,000          $    .19
                                              -----------       ----------------

The following table summarizes the Company's employee stock options outstanding at September 30, 2005:

                           Options and
                       Warrants Outstanding
                       ---------------------------------------------------------
  Range of Exercise                          Weighted Average   Weighted Average
         Price              Number            Remaining Life     Exercise Price
  -----------------   --------------------   ----------------   ----------------
         .01               2,875,000            8.26-8.32             .01
         .42                 200,000               8.71               .42
      .70-.77                212,500            8.59-9.31             .75
     2.00-2.28               187,500            7.67-8.09            2.11
                      --------------------
                           3,475,000
                      ====================


All outstanding employee stock options are exercisable at September 30, 2005 except for 150,000 options at $.42, 50,000 of which vest in June 2006 and 100,000 of which vest in June 2007.

The exercise prices of all options granted by the Company equal the market price at the dates of the grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of "SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the nine months ended September 30, 2005.


     8.   WARRANTS

In February 2005, the Company's former chief executive officer and an affiliate exercised 150,000 options at $.01 per share. The Company received proceeds of $1,500 from the transaction.

On July 21, 2005, as part of a settlement agreement, the Company agreed to deliver to Fastfunds Financial Corporation, Chex Services, Inc.'s corporate parent, a contingent warrant to purchase up to 500,000 shares of the Company's common stock at a purchase price of $0.50 per share. The warrant is not exercisable until the Company achieves $1,000,000 in net income during a fiscal year. This warrant has a term of ten years and expires upon a change in control of the Company.

In September, 2005, the Company issued 15,000 warrants to purchase common stock to a consultant at an exercise price of $.47 per share, as consideration for services rendered.

     a.   Warrants - 2005

          i. On September 1, 2005, the Company granted 15,000 warrants to a consultant per our consulting agreement for services rendered in September 2005. The warrant grant was valued pursuant to SFAS 123 and totaled $7,041.

               The Company recognized noncash compensation expense of $7,041 in the nine months ended September 30, 2005.

          ii. The weighted average assumptions used by management were as follows:

                       Stock price on grant date                 $0.47
                       Exercise price on grant date              $0.47
                       Dividend yield                             0%
                       Expected volatility                      200.25%
                       Risk free interest rate                    4%
                       Expected life of option                  10 years


In September, 2005, the Company borrowed $600,000 from three individuals, including the uncle and the brother of its Chief Executive Officer evidenced by convertible notes. The Company issued to one of the lenders warrants to purchase 50,000 shares of its common stock at an exercise price of $.01 per share. (See
Note 3)

Warrant activity for the period ended September 30, 2005 is summarized as follows:

                                               Number of       Weighted Average
                                                 Shares         Exercise Price
                                             ---------------   ----------------
Outstanding at December 31, 2004               2,079,438             $  3.13
     Granted                                     565,000                 .46
     Exercised                                  (150,000)               (.01)
     Cancelled                                         -                   -
                                             ---------------   -----------------
Outstanding at September 30, 2005              2,494,438             $  2.71
                                             ---------------   -----------------


The following table summarizes the Company's warrants outstanding at September 30, 2005:

                                         Warrants Outstanding
                                       ------------------------------------------------------------------------------
         Range of Exercise                                             Weighted Average          Weighted Average
               Price                            Number                  Remaining Life            Exercise Price
       -----------------------         -------------------------     ---------------------     ----------------------
                .01                            265,000                    6.98-8.32                     .01
              .33-.35                          125,000                    3.95-9.05                     .35
              .47-.50                          515,000                    4.81-9.93                     .50
                1.00                            75,000                       2.75                      1.00
                2.40                           112,500                    3.08-7.50                    2.40
             4.00-6.00                       1,401,938                     .25-2.75                    4.37
                                       -------------------------
                                              2,494,438

All outstanding warrants are exercisable at September 30, 2005:



                                                    NINE MONTHS ENDED
                                                   September 30, 2005
                                                  ---------------------

Net loss as reported                                 $  (687,231)

Add: total stock based
compensation expense determined
under fair value based method, net
of related tax effect                                   (136,355)
                                                  ---------------------

Pro forma net loss                                   $  (823,586)
Basic loss per share
      As reported                                    $      (.03)
      Pro forma                                      $      (.03)
                                                  ---------------------

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

The fair value of each option and warrant is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

         2005

         Dividend yield                               0%

         Expected volatility range                  201%

         Risk-free interest rat                    3.00%

         Expected holding periods               10 Years


     9.   COMMITMENTS

     a. LEASE COMMITMENTS

     The Company leases office space in Minnesota on a month to month basis for $738 per month.

     In connection with converting all of the Available Money ATM's, the Company now pays rent to various mall properties where it has ATM machines. These monthly rents average $45,000 per month.

     The Company is party to a 39-month lease agreement pursuant to which it rents office space in Pennsylvania at a monthly rent of $2,635.

     The  Company's  total rent expense under  operating  leases was $36,326 and
     $33,791  for  the  nine  months   ended   September   30,  2005  and  2004,
     respectively.

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

As of September 30, 2005 the Company has recorded $1,044,473 of accrued commissions on casino contracts.

Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

     c. EMPLOYMENT AGREEMENT

In January 2004, the Company entered into a five-year employment agreement with its Chairman, President and Chief Executive Officer. In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors) (the "Base Salary"), the employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar year (the "Guaranteed Bonus") and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus"). Pursuant to his employment agreement, the officer is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement

Money Centers of America,  Inc. (the "Company") and the Company's Vice President
- Finance and Chief Financial Officer. entered into an employment agreement dated June 14, 2005 (the "Employment Agreement") The employment term commences on June 14, 2005 and continues until the close of business on December 31, 2006, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least thirty days prior to automatic renewal. The officer's annual salary during the term of employment under the Employment Agreement shall be no less than $120,000. In addition, the officer was granted options to purchase 200,000 shares of the Company's common stock with an exercise price of $.42 per share under the Company's Amended and Restated 2003 Stock Incentive Plan, pursuant to an Award Agreement for Non-Qualified Stock Option dated June 14, 2005 entered into between the Company and the officer. The options have a term of ten years and are exercisable as follows: (a) 50,000 shall be exercisable immediately on the date of grant; (b) 50,000 shall be exercisable on June 1, 2006; and (c) 100,000 shall be exercisable on June 1, 2007

     10.  CONCENTRATION OF CREDIT RISK

The Company maintains cash in bank accounts that exceed federally insured limits. At September 30, 2005, the Company had deposits in excess of federally insured amounts aggregating approximately 3,9 million dollars at various financial institutions. The Company believes it has its cash deposits at high quality financial institutions. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

For the nine months ended September 30, 2005, approximately 41 % of total revenues were derived from operations at two full service casinos. An additional 11 % was derived from one ATM contract that has been terminated as part of the Company's elimination of unprofitable contracts. No other customers represented more than ten percent of the Company's our total revenues for the nine months ended September 30, 2005.

     11.  DUE TO OFFICER

Amounts due to officer are evidenced by notes in the aggregate amount of $375,626 that bear an interest rate of 10% per annum, payable monthly, and are due on demand. This consists of $100,000 loaned to the Company by the officer in fiscal year 2004. This amount also includes monies due the officer in the amount of $6,771 from 2002, sales commissions due the officer in the amount of $21,029 from 2001, sales commissions due the officer in the amount of $5,000 from fiscal year 2003, the officer's sign on bonus per his employment agreement in the amount of $200,000, the officer's 2004 bonus of $175,000. Payments in the amount of $132,174 paid to the officer have been netted to this note. The officer has been paid $34,347 in interest on this note during the nine months ended September 30, 2005.

     12.  INTEREST EXPENSE

Included in interest expense are monies owed to an unrelated vendor for interest charges. The interest is based on the amount of cash in the Company's Available Money ATM machines and network and is calculated on a daily basis. The balance of this cash funded by the bank in the Company's ATM machines at September 30, 2005 was approximately $10.3 million. The interest rate on the $10.3 million is 5.625% per annum.

     13.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $6,105,473 and an accumulated deficit of $15,498,261 at September 30, 2005 and had a net loss of $687,231 and net cash used in operations of $86,320, respectively for the nine months ended September 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Effective July 21, 2005, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Chex Services, Inc.("Chex"), the wholly owned operating subsidiary of FastFunds Financial Corporation and Equitex, Inc. ("Equitex"), pursuant to which the parties agreed to resolve all pending litigation between them and release all claims related to such litigation. The subject litigation is described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. No party to the Settlement Agreement admitted any wrongdoing or liability related to the litigation. The litigation was dismissed with prejudice on July 22, 2005.

Under the Settlement Agreement, Equitex and Chex agreed to cancel the Company's outstanding $2,000,000 principal liability under a $2,000,000 promissory note from the Company to Chex, dated January 6, 2004, as well as any liability for accrued but unpaid interest under that promissory note. The Company agreed to pay Chex $500,000 within 60 days of July 21, 2005. This amount was paid in September 2005. In addition, the Company, agreed to deliver to Fastfunds Financial Corporation a ten year warrant to purchase up to 500,000 shares of the Company's common stock at a purchase price of $0.50 per share. The warrant is not exercisable until the Company achieves $1,000,000 in net income during a fiscal year.


In addition, the Company is from time to time during the normal course of its business operations, subject to various litigation claims and legal disputes. The Company does not believe that the ultimate disposition of any of these matters will have a material adverse effect on its consolidated financial position, results of operations or liquidity.


     15.  SUBSEQUENT EVENTS

From October 3, through October 19, 2005, the Company issued four promissory notes in the aggregate amount of $100,000 to three individuals, including its Chief Financial Officer, in exchange for loans in the same amount. These notes bear interest at 10% per annum and all principal and interest is due at maturity between July 3, 2005 and July 19, 2006 or earlier at the option of each holder upon a Change in Control. "Change in Control" is defined as (i) a consolidation or merger of the Company with or into any other corporation or corporations or any other transaction in which the holders of the Company's outstanding shares of capital stock immediately before such consolidation or merger do not, immediately after such consolidation or merger, retain stock representing a majority of the voting power of the surviving corporation of such consolidation or merger, (ii) the sale of all or substantially all of the assets of the Company or (iii) any occurrence as a result of which more than 50% of the voting capital stock of the Company is held by a person or persons other than a current holder or current holders of more than 50% of the voting capital stock of the Company.

In the event that a Note is not repaid in full within ninety (90) days following the maturity date, additional interest is due and payable in an amount equal to twenty-five percent (25%) of the unpaid amount. Thereafter, additional interest accrues each sixty (60) days in an amount equal to twenty-five percent (25%) of the unpaid amount.

Each Note is convertible into shares of the Company's common stock at an exercise price equal to 85% of the average of the mean of the closing "bid" and "ask" prices of the Company's common stock for the ten (10) trading days immediately prior to the date of exercise.

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

     We were formed as a Delaware corporation in 1997. Prior to March 2001, we were a development company focusing on the completion of a Point of Sale ("POS") transaction management system for the gaming industry. In March 2001, we commenced operations with the launch of the first version of our POS system at the Paragon Casino in Marksville, LA

     On January 2, 2004, iGames Entertainment, Inc. acquired us pursuant to our merger with and into a wholly-owned subsidiary of iGames formed for that purpose. In addition, on January 6, 2004, iGames acquired Available Money, Inc., an operator of free-standing ATM machines in casinos. The business operations of Available Money were combined with our business operations. We currently provide services at 20 locations across the United States.

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

     Our business model is to be an innovator and industry leader in cash access and transfer management systems for the gaming industry. Within the funds transfer and processing industries there exists niche markets that are capable of generating substantial operating margins without the requirement to process billions of dollars in transactions that is the norm for the industry. We believe there is significant value to having a proprietary position in each phase of the transaction process in the niche markets where management has a proven track record. The gaming industry is an example of such a market and is currently where we derive the majority of our revenues. We have identified other markets with similar opportunities, however we have not executed any plans to exploit these markets at this time.

     Current Overview


     Our core business of providing single source, outsourced cash access services in the gaming industry was the major source of our revenue and profits in 2005 and we expect it to continue to be the major source of revenue and profits in 2006. We have launched several new services in the last 18 months, such as CreditPlus and the Cash Services Host Program, that have begun to create new revenue streams and have helped to differentiate our product offering in the marketplace, and are poised to launch our Transaction Management System.

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

     The January 2004 acquisition of Available Money has started to produce positive results for us now that litigation related to the acquisition has ended favorably for us and we have renegotiated or terminated some unprofitable contracts. Furthermore our ATM conversion is nearly complete, which combined with our new Transaction Management System processing platform will lower our operating costs. The combined result is a short term reduction in quarterly revenue in exchange for sustainable long term profitability.

     The Transaction Management System is a an enterprise payment software solution for the Gaming Industry consisting of a unified transaction gateway that allows us to initiate, execute and control all transactions executed through our installed customer base. By channeling all incoming transactions through the gateway, and transmitting transaction information out to banks, ATM networks and others from the gateway, we can achieve faster integration and installation of new accounts. In order to create the Transaction Management System, we entered into an exclusive gaming industry partnership with Mosaic Software utilizing Mosaic's Postilion payment processing platform. and our own proprietary supplementary software for the gaming industry. The Postilion platform is recognized around the globe as the premier platform for "in-house" payment solutions and is currently used in various industry sectors internationally, including financial services, banking, retail, telcomm and processing.

     We met our September goal for installing the back end infrastructure for utilizing the Transaction Management System for our internal processing needs. We anticipate that all point of sale transactions from our current contracts will be processed on our Transaction Management System processing platform by the second quarter 2006.

     In addition, we now offer the Transaction Management System to our customers as a "turn-key" solution that they can use to process and facilitate their own transactions without using a vendor. The Transaction Management System allows a gaming operator to leverage existing infrastructure to internalize the delivery and operation of cash access services, retail merchant card processing, automated ticket redemption, and player's club redemptions.

     Operationally, we include all our policies and procedures for every aspect of our business as part of the Transaction Management System package. This insures that the "operations" aspect of taking these services in-house is as solid and dependable as the Postilion Processing Platform.

     We will generate revenues from licensing fees and ongoing support fees rather than providing cash access services. Although our revenues from a particular casino will be substantially reduced, we will no longer incur the costs associated with on-site personnel and equipment and interest expense on the substantial working capital required for vault cash to support our current services. This will enable us to support a much larger customer base.

     The economics of our business are too compelling for gaming operators not to consider internalizing cash access operations in order to generate additional revenue and profits, especially when these operations are virtually identical to a gaming operator's core competencies. Substantially all gaming facilities provide ATM services, credit card cash advances, debit, and/or check cashing services to their customers. Historically these services are outsourced and provided on an exclusive basis for an average of two to five years. Each year, approximately 400 accounts totaling $300 million in revenue are put out to bid. Currently there are five major companies, including us, that have proprietary systems to compete for this business. Although this market has matured from a pricing perspective, the demand for the services from the end user is still strong.

     Our Transaction Management System is the only "do it yourself" deployment option on the market. Management plans to roll out its marketing plan for the Transaction Management System in the first quarter of 2006. In order to market the Transaction Management System, we have developed an Internal Rate of Return model to help casinos determine if taking cash access services in-house with the Transaction Management System makes economic sense. By providing transaction and commission data we can quickly determine the economic benefit a gaming operator should anticipate.

     Though we feel confident that The Transaction Management System will differentiate us from our competitors and create new sources of revenue for the company, there is no guarantee that the market will accept this new deployment strategy. Regardless of the markets acceptance of this new deployment strategy, The Transaction Management System enables Money Centers of America to gain complete control over our cash access booth operations and ATMs. The Transaction Management System will "drive" the ATMs and teller applications and process all transactions through our central system allowing for quicker customer interactions which translate to greater revenue at less cost from our current book of business. The Transaction Management System permits Money Centers of America to negotiate network processing contracts based on sound business decisions versus technology requirements so that the cost per transaction may be reduced, once again translating to greater revenue potential from our current book of business. Once all of the properties have been converted to the Transaction Management System, general operating procedures, field support, and internal accounting processes will also be streamlined. The costs savings could be a much as $1.1 million annually.

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

     We seek to avoid litigation and to minimize our exposure to potential claims arising in the normal course of our business. When we are confident that it is in our best interests to defend these claims and to pursue counterclaims we believe that we are likely to obtain a favorable result. During the nine month period ended September 30, 2005, we have incurred approximately $528,696 in legal fees related to two major lawsuits which were settled on favorable terms to us. As a result, we do not anticipate incurring material additional legal fees related to these legal proceedings.

     Historically, providers of cash access services to the gaming industry had cash flow margins that were generally higher than those experienced in the funds transfer and processing industries. Growing competition and the maturing of the market has resulted in a decline in these margins as companies have begun marketing their services based on price rather than innovation or value added services. This trend is highlighted by the number of companies that promote revenue growth and an increased account base but experience little increase in net income. This trend is magnified by the fact that the largest participant in the industry has close to a 65% market share and has begun to forgo margin in order to retain business. Companies that can adapt to the changing market and can create innovative products and services stand at the forefront of a new wave in revenue and profit growth. This is why we are we think the timing is right for the market to embrace our Transaction Management System.

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

     The trend towards consolidation of the major gaming companies has continued and will make it difficult to continue to offer our services in the traditional manner. The economics are too compelling for the gaming operators not to consider internalizing these operations in order to generate additional revenue and profits to service the debt associated with the consolidation. Our preparation has continued to position us to capitalize on this trend. We have prepared for this change and have already begun to offer our systems and services to customers with our Transaction Management System. Our size makes us uniquely capable of adapting to this change. Our larger competitors have spent years trying to conceal the economic benefits of this type of offering because their large infrastructure is designed to only support an outsourced solution.

     2.   Ticket In-Ticket Out technology growth exceeding expectations.

     The first major casino company to remove coins from the casino floor was Caesars Palace in Atlantic City, NJ. Since then, slot machine manufacturers have developed a technology that prints and accepts bar-coded tickets at the slot machine instead of accepting or dispensing coins. It was originally anticipated that it would take 10-15 years for the industry to fully adopt this technology. It appears it may only take half this amount of time. This presents a problem to casino operators. They now have tens of thousands of bar-coded tickets a day that need to be redeemed for cash. This has paved the way for self-service ticket redemption technology so customers do not have to go to the casino cage in order to redeem their tickets. The initial ticket redemption machines placed in service have proven to be too big and too expensive. Most casino operators have to wait until budget season to appropriate the necessary funds in order to even consider the acquisition of the required equipment. We believe this functionality will ultimately reside on the ATM machine thus eliminating the requirement to purchase new equipment and eliminating the need to remove a slot machine to make room for a stand-alone ticket redemption device. We are developing technology that will allow ticket-redemption functionality on our cash access devices. There is still the problem of security with the bar-coded ticket, which is as good as cash. Many casino operators will refuse to allow vendors to handle the tickets for security and fraud concerns. This is an additional economic benefit of our plan to have the casino operator internalize their cash access services because only the casino's personnel will handle the tickets in the situations where they are licensing our services. Furthermore, by utilizing the Transaction Management System to manage ticket redemption services a gaming operator can further leverage existing resources.

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

     In order to support this expansion, Indian casino operators will seek new sources of revenues and new amenities to attract and retain more quality customers. One of the most critical customer amenities in casino operations is the availability of credit. Traditional gaming markets, such as Las Vegas and Atlantic City, rely on credit issuance for up to 40% of their revenues. These markets issue credit internally and rely on specialized credit reporting in their risk management decisions. Significant capital investment in technology is required for these transactions to be executed efficiently. However, within the $15 billion dollar Indian Gaming market there are virtually no credit services currently available. Approximately 26 of 29 states that have approved Indian Gaming do not allow the Tribes or their respective casinos to issue credit. The lack of credit play is also due to the lack of a third party credit issuer that is capable of facilitating the transactions. Our CreditPlus platform allows Indian casinos to issue credit to players, providing Indian casinos with a guest amenity that is already widely accepted in traditional jurisdictions. Our ability to convert this market opportunity into revenue is largely dependent on the success of our sales efforts in educating casinos in the Indian Gaming market regarding the advantages of CreditPlus and its compliance with the regulatory requirements.

     Our Cash Services Host Program is a revenue generating service uniquely aimed at capitalizing on the need for new profitable guest amenities. Where most guest amenities require additional expenses, this service helps the casino operator generate more revenues. This service allows customers to facilitate cash access transactions from the slot machine or gaming table. Our hosts are available to bring the transaction to the guest, which is viewed as a valuable customer amenity, while driving more money to the gaming floor for the casino operator.

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


Results of Operations


Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004 (Unaudited)

                                                   Three Months Ended   Three Months Ended
                                                   September 30, 2005   September 30, 2004
                                                           ($)                  ($)             Change ($)
                                                   -------------------  -------------------   -------------
Net Income (Loss)                                   $     7,848          $   (783,739)         $  791,587
Revenues                                              4,547,708             4,767,853            (220,145)
Operating Expenses                                    3,485,400             4,040,955            (555,555)
Gross Profit                                          1,062,308               726,898             335,410
Selling, General and Administrative Expenses            428,097               561,901            (133,804)
Noncash Compensation                                     15,666                 6,425               9,241
Depreciation and amortization                           163,539               454,282            (290,743)
Interest Expense, net                               $   447,158          $    488,029          $  (40,871)


     Our net income increased by $791,587 during the three months ended September 30, 2005, primarily due to an increase in gross profit of approximately $335,000, a decrease in selling, general and administrative expenses of approximately $133,000, and a decrease in depreciation and amortization of approximately $290,000 due to reduced amortization of casino contracts, reflecting the termination of certain contracts in 2004.

     Our revenues decreased by approximately 5% during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Revenues were reduced by approximately $1,300,000 due to cancellations and non-renewals from our Available Money portfolio and by approximately $353,000 by the termination of the Valley View Casino contract. This was offset by approximately $96,500 in increased revenues from contracts in place at the beginning of the third quarter of 2004 and $1,336,295 in revenues from new contracts. Our operating expenses decreased during the three months ended September 30, 2005 by approximately $1,260,000 due to savings from the cancelled and non-renewed Available Money contracts and approximately $213,000 due to the Valley View Casino termination, which was offset in part by approximately $9150,000 in operating expenses from new Money Centers full service business.

     Our selling, general and administrative expenses decreased during the three months ended September 30, 2005 primarily due to our CEO agreeing to forego compensation due to him under his employment agreement of approximately $50,000. Legal expenses related to litigation proceedings were lower by approximately $133,000 as compared to the same quarter last year. Since we have settled our two major lawsuits we have begun to see legal expenses decrease significantly. However in an effort to increase sales and strengthen our management team we had an increase in trade show expenses of $25,000 and seminars $12,000.

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004 (Unaudited)

                                                    Nine Months Ended    Nine Months Ended
                                                   September 30, 2005   September 30, 2004
                                                           ($)                  ($)             Change ($)
                                                   -------------------  -------------------   --------------
Net Income (Loss)                                   $    (687,231)       $   (8,040,389)       $ (7,353,158)
Revenues                                               15,348,705            11,538,072           3,810,633
Operating Expenses                                     12,334,290             9,696,598           2,637,692
Gross Profit                                            3,014,415             1,841,474           1,172,941
Selling, General and Administrative Expenses            1,700,274             1,886,789            (186,515)
Noncash Compensation                                       92,066             5,298,053          (5,205,987)
Depreciation and amortization                             502,264             1,031,390            (529,126)
Interest expense, net                                   1,404,229             1,117,037             287,192
Other income (expenses)                             $      (2,812)       $     (548,593)       $   (545,781)


     Our net loss decreased by $7,353,158 during the nine months ended September 30, 2005 primarily due to a decrease in noncash compensation of approximately $5,200,000 reflecting one-time charges for noncash compensation during 2004 that were not repeated in 2005, an increase in gross profit of approximately $1,173,000, due to our success in lowering various operating expenses, a decrease in depreciation and amortization of approximately $529,000 due to reduced amortization of casino contracts reflecting the termination of certain contracts in 2004. Other expenses decreased due to the fact that there were no impairments of intangible assets or write-offs of obsolete inventory in 2005.

     Our revenues increased by approximately 33% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Approximately $311,000 of this increase represented increased volume under contracts in place at the beginning of 2004 and $3,732,311 represented revenues from new contracts. Approximately $1,990,000 of the increase in revenue was due to the recognition in our financial statements of gross revenues rather than net revenues from the Available Money portfolio in 2005 following a change of ATM processors. These increases were offset by the loss of approximately $2,025,000 in revenues due to cancellations and non-renewals from our Available Money portfolio and approximately $210,815 in revenues from the Valley View Casino. Our operating expenses increased during the nine months ended September 30, 2005 due to a $158,000 increase in bad debt expense primarily resulting from having additional full service casinos with check cashing, commissions paid to casinos increased by approximately $200,000 although as a percentage of revenue, the commissions stayed relatively level as compared to the same period in 2004. In addition, approximately $2,075,000 of various other expenses increased due to the recognition in our financial statements of all operating expenses from the Available Money portfolio in 2005 following a change in ATM processors.

     Our selling, general and administrative expenses decreased slightly during the nine months ended September 30, 2005 primarily due to decreased legal expenses related to pending litigation and reduced insurance expenses. Otherwise the remaining selling, general and administrative expenses have remained relatively the same as compared to the quarter ended September 30, 2004. The

Company has settled our two major lawsuits and have experienced a significant decrease in legal expenses beginning in the middle of the third quarter of 2005. Our depreciation and amortization expenses decreased during the nine months ended September 30, 2005 primarily due to the elimination of amortization that otherwise would have been realized on contracts that terminated in 2004.

     Our interest expense increased $287,192 during the nine months ended September 30, 2005 mostly due to an increase in the use of capital for our new full service casinos and increased variable interest rates on our credit facilities that have increased our cost of capital.

     Our other expenses decreased $544,301 during the nine months ended September 30, 2005 due to the fact that we had one time write offs in 2004 in the amount of $548,763 for loss on impairment of intangibles and obsolete inventory.


Off-Balance Sheet Arrangements

     There were no off-balance sheet arrangements during the fiscal quarter ended June 30, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.


Changes in Financial Position, Liquidity and Capital Resources (Unaudited)

                                                          Nine Months       Nine Months
                                                        Ended September        Ended
                                                          30, 2005 ($)     September 30,
                                                                             2004 ($)          Change ($)
                                                        ---------------    -------------     -------------
Net Cash Provided by (Used in) Operating Activities      $   (86,320)       $    59,166       $   (145,486)
Net Cash Used in Investing Activities                       (879,241)        (1,964,051)        (1,084,810)
Net Cash Provided by Financing Activities                $   988,923        $ 2,841,588       $ (1,852,665)


     Net cash provided by operations decreased by $145,486, primarily due to a $100,000 deposit we made with a casino to secure more favorable financing from the casino as opposed to our main lender.

     Net cash used in investing activities decreased by $1,084,810 during the nine months ended September 30, 2005 due to the fact that we did not make any acquisitions in the first half of 2005 and acquired Available Money in the first quarter of 2004. We have used cash in 2005 to purchase some of the Available Money ATM's and to complete the Transaction Management System.

     Net cash provided by financing activities decreased by $1,852,665 during the nine months ended September 30, 2005 primarily because we had no need for acquisition financing.

     Our  available   cash   equivalent   balance  at  September  30,  2005  was
approximately $456,259 and was approximately $562,355 at October 31, 2005.

     A significant portion of our existing indebtedness is associated with our vault cash line of credit of $7,000,000 with Mercantile Capital, L.P., which we use to provide vault cash for our casino operations. Vault cash is not working capital but rather the money necessary to fund the float, or money in transit, that exists when customers utilize our services but we have yet to be reimbursed from the Debit, Credit Card Cash Advance, or ATM networks for executing the transactions. Although these funds are generally reimbursed within 24-48 hours, a significant amount of cash is required to fund our operations due to the magnitude of our transaction volume. Our vault cash loan accrues interest at the base commercial lending rate of Wilmington Trust Company of Pennsylvania plus 10.75% per annum on the outstanding principal balance, with a minimum rate of 15% per annum, and has a maturity date of June 30, 2006. Our obligation to repay this loan is secured by a first priority lien on all of our assets. The outstanding balance on our vault cash line of credit fluctuates significantly from day to day based on activity and collections, especially over weekends. Vault cash for our ATM operations at locations where we do not provide full cash access services (primarily Available Money customers) is provided by our ATM processing provider under the terms of the ATM processing agreement, at a cost equal to the ATM processor's cost of funds, which currently is Prime minus 5/8%.

     We incurred $3,850,000 of debt associated with the acquisition of Available Money. $2,000,000 of this indebtedness was a loan provided by Chex Services, Inc. As a result of the settlement of our lawsuit with Equitex, Inc. and Chex Services, Inc. related to our terminated acquisition of Chex Services, Equitex and Chex Services agreed to cancel our outstanding $2,000,000 principal liability as well as any liability for accrued but unpaid interest under that promissory note and we agreed to pay Chex $500,000 within 60 days of July 21, 2005. We paid this amount in September 2005. In order to fund the payment to Chex Services, Inc., in September 2005 we borrowed $600,000 from individuals, including the uncle and the brother of our Chief Executive Officer, pursuant to convertible notes that bear interest at 10% per annum and mature in June 2006. Each Note is convertible into shares of our common stock at an exercise price equal to 85% of the trading price at the time of exercise.

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

     We are also in the process of replacing all of the former Available Money ATMs with new ATMs that will be processed on more favorable economic terms. We had originally entered into a capital lease agreement to acquire 71 ATMs and related equipment necessary to complete this conversion. We have reduced the number of ATM's we will acquire to approximately 35. We have converted approximately 20 of these ATM's to date. The remaining capital lease agreement will require us to incur an upfront charge of approximately $90,000 and monthly rental expense of approximately $4,600 over the remaining 59 months of the lease term.

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


Item 3 - Controls and Procedures

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2005.

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

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

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



Item 2 - Changes in Securities and Use of Proceeds

     Pursuant to the terms of a common stock offering with registration rights, the company has accrued penalties in the amount of 120,000 shares. The company has valued these shares at $72,598.

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

     10.6 Software Development Agreement effective September 1, 2004 by and between Money Centers of America, Inc. and Intuicode LLC. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2 filed on February 14, 2004 (File No. 333-122819).

     10.7 Employment Agreement dated as of June 14, 2005 by and between Money Centers of America, Inc. and Jason P. Walsh (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 17,
          2005).

     14 Code of Ethics (incorporated by reference to Exhibit 14 of Form 10-KSB filed on July 13, 2004).

     31.1 Certification dated November 14, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Christopher M. Wolfington, Chief Executive Officer.

     31.2 Certification dated November 14, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jason P. Walsh, Chief Financial Officer.

     32.1 Certification dated November 14, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Christopher M. Wolfington, Chief Executive Officer and Jason P. Walsh, Chief Financial Officer.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             MONEY CENTERS OF AMERICA, INC.




Date:  November 14, 2005                By:  /s/ Christopher M. Wolfington
                                             -----------------------------------
                                             Christopher M. Wolfington
                                             Chief Executive Officer
                                             (principal financial officer)


                                        By:  /s/ Jason P. Walsh
                                             -----------------------------------
                                             Jason P. Walsh
                                             Chief Financial Officer
                                             (principal accounting officer)