Form 10KSB
period 2005-12-31
MONEY CENTERS OF AMERICA, INC.
filed 2006-04-14
CIK 1165271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

            ---------------------------------------------------------
                                   FORM 10-KSB

                                   (MARK ONE)

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year ended December 31, 2005    Commission File No. 000-000-49723
-------------------------------------------    ---------------------------------

                         Money Centers of America, Inc.
                 (Name of small business issuer in its charter)


          DELAWARE                                        23-2929364
--------------------------------              ----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                            700 South Henderson Road
                                    Suite 325
                            King of Prussia, PA 19406
             ------------------------------------------------------
               (Address of principal executive offices, Zip Code)


                                 (610) 354-8888
             ------------------------------------------------------
                           (Issuer's telephone number)


        Section registered under Section 12(b) of the Exchange Act: None.


     Securities registered under                     Name of Each Exchange
   Section 12(g) of the Exchange Act:                 on Which Registered:
---------------------------------------         --------------------------------
Common Stock, par value $.01 per share                       None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days.
Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         The registrant's revenues for the most recent fiscal year were $19,409,238.

         The aggregate market value of the voting common stock held by non-affiliates of the issuer as of March 31, 2006 was approximately $2,602,870 (based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market as of March 31, 2006.

         As of March 31, 2006, 25,291,136 shares of the issuer's common stock, par value $.01 per share, were issued and outstanding.

         Documents Incorporated by Reference:  None.

                                TABLE OF CONTENTS

PART I
 ITEM 1   -   DESCRIPTION OF BUSINESS..........................................1
 ITEM 2   -   DESCRIPTION OF PROPERTY.........................................14
 ITEM 3   -   LEGAL PROCEEDINGS...............................................14
 ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............14

PART II
 ITEM 5   -   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........15
 ITEM 6   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......18
 ITEM 7   -   FINANCIAL STATEMENTS............................................27
 ITEM 8   -   CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE............................................27
 ITEM 8A  -   CONTROLS AND PROCEDURES.........................................27
 ITEM 8B  -   OTHER INFORMATION...............................................28

PART III
 ITEM 9   -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............29
 ITEM 10  -   EXECUTIVE COMPENSATION..........................................30
 ITEM 11  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..33
 ITEM 12  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................34
 ITEM 13  -   EXHIBITS........................................................35
 ITEM 14  -   PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................36

FINANCIAL STATEMENTS .................................................F-1 - F-35

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. We caution that any forward-looking statement made by us in this Form 10-KSB or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-KSB.

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

         On January 2, 2004, iGames Entertainment, Inc. acquired us pursuant to our merger with and into a wholly-owned subsidiary of iGames formed for that purpose. In addition, on January 6, 2004, iGames acquired Available Money, Inc., an operator of free-standing ATM machines in casinos. The business operations of Available Money were combined with our business operations. As a result of the acquisition of Available Money and our continued growth, we currently provide services in 20 locations across the United States.

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

         We intend to become a leading innovator in cash access and transaction management services for the gaming industry. Our business model is specifically focused on providing our full suite of cash access services through two distinct deployment channels: 1) the traditional outsourced solution whereby the casino operator contracts out all cash access services whereby we provide a complete package of hardware, software and processing services to our customers, and 2) the licensing of our ONSwitchTM Transaction Management System through licensing agreements pursuant to which we sell an enterprise software application that allows casinos to internalize the operation of these services which includes providing their own hardware, service and maintenance.

         We have identified the gaming industry as a niche segment within the funds transfer industry that has significant growth opportunities. We are confident that our full service and technology license deployment strategy positions us to meet the needs of any gaming facility or jurisdiction in the United States.

         We currently have contracts to provide some or all of the cash access services in 27 locations across the United States. Our locations are in the states of California (18 locations), Nevada (3 locations), New York (2 locations), New Mexico (1 location), Wisconsin (1 location), Washington (1 location) and Colorado (1 location).

         In 2005, our cash access technology facilitated 5,253,787 transactions totaling $640,917,659.

Products

         We have developed four primary products: credit/debit card cash advance, CreditPlus Credit Services, Automatic Teller Machines ("ATMs") and check cashing solutions. These products are the primary means by which casinos make cash available to gaming customers. We believe that we have a distinct advantage in the cash access industry because we offer all four of these products, and each of our seven current casino customers utilizes all four products although we offer them separately. We anticipate that a majority of future casino customers will contract for all services. Currently, we provide these services on a direct, full-service basis using our hardware, software and personnel.

         In addition to our core products, we commenced offering customers our proprietary ONSwitch(TM) transaction management system in January 2006. With ONSwitch(TM), casinos can license our software systems and use their own hardware, personnel and capital to provide the cash access services to their customers. We do not have any current customers using ONSwitch(TM) at this time.

         ONSwitch(TM) Transaction Management System.

         ONSwitch(TM) is a turnkey software solution that enables casino operators to insource cash access operations such as ATM, cash advance, POS debit, retail merchant card processing, automated ticket redemption, and player's club redemptions.

         Historically, casino operators have engaged third party processors such as us to handle cash access operations, with the goal of driving more cash to the gaming floor. These third party providers would install the equipment, evaluate credit transactions, and provide the cash to casino patrons who were seeking to tap available sources of cash.

         Now, with ONSwitch(TM), casino operators have an extremely cost-effective solution to eliminate the middleman, capture the profits from cash access operations, and gain control of the customer experience.

         ONSwitch(TM) couples Mosaic Software's Postilion electronic funds transaction software platform with proprietary software for the gaming industry. Postilion is at the forefront of next-generation payment processing software, driving payments for some of the largest financial services companies in the world through ATMs, POS terminals, phones, and Internet access points. We have the exclusive right to resell Postilion software within the gaming industry.

         We will generate revenues from licensing fees, transaction fees and ongoing support, training and consulting fees rather than providing cash access services. Although our revenues from a particular casino will be substantially reduced, we will no longer incur the costs associated with on-site personnel and equipment and interest expense on the substantial working capital required to support our current services. This will enable us to support a much larger customer base. We began marketing ONSwitch(TM) in January 2006. Although to date none of our existing customers have decided to convert to the ONSwitch(TM) transaction management system, we have provided them with the right to do so and believe that the ability to convert will provide us with a marketing competitive advantage with prospective customers.

         In addition, with ONSwitch(TM) we will have the opportunity to create an additional revenue stream through the financing of our licensing fees. Some casinos will want to finance the ONSwitch(TM) license fee; this will give us the opportunity to derive additional revenues from finance charges on the deferred license fee payments.

         Credit/Debit Card Cash Advance.

         In March 2001, we introduced our first credit/debit card cash advance ("CCCA") product. Our CCCA products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment. Our CCCA product accounted for 99,449 transactions and $2,398,500 in revenues (13% of total revenues) for the year ended December 31, 2005.

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

         The CCCA product is distinguished from standard ATM transactions, described below, in that either a credit or debit card can be used to initiate the transaction, no PIN number is required, and the maximum withdrawal limits typically imposed on ATM transactions are not applicable as the CCCA transaction is initiated at our booth and is processed as a typical POS transaction instead of as an ATM transaction.

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

         ATMs

         Automated Teller Machines or "ATMs" are a growth market spurred on by the development of less expensive "dial-up" automatic teller machines and the opportunity to charge users transaction surcharges of up to $5.00 per disbursement. We have access to all major bank networks and equipment suppliers. Due to the highly fragmented nature of the ATM business, this service is highly competitive, which has eroded margins and revenue growth potential. We are currently providing gateway services to a wide range of national, regional and international debit, credit and EBT networks. Additional links are being established, including direct connections to national merchants as well as third party, authorization and EBT providers. In addition to providing ATMs in casinos in conjunction with our other services, we have contracts to provide free-standing ATMs to 10 customers and we currently operate 29 ATMs at those locations (of which 17 ATMs are not in casinos). Our casino-based ATMs do not effectively compete with ATMs offered by banks and other financial institutions as we are the only ATM providers in our casinos. ATM activities accounted for 4,798,884 transactions and $12,651,187 in revenues (65.2% of total revenues) for the year ended December 31, 2005.

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

         Check cashing activities accounted for 353,553 transactions and $3,197,228 in revenues (17.4% of total revenues) for the year ended December 31, 2005. For that period, we incurred aggregate net losses from bad checks of $801,313, representing .84% of the aggregate $94,553,802 in check-cashing transactions processed.

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

         CreditPlus accounted for 1,901 transactions and $114,583 in revenues (.62% of total revenues) for the year ended December 31, 2005. For that period, we incurred aggregate net losses from nonpayment of advances of $27,079, representing 2.6% of the aggregate $1,026,063 in transactions processed. CreditPlus is in place at 2 casinos.

         In addition to our four core services, we have developed our "Cash Services Host Program." Under the program, we have specially trained and equipped employees, known to the casino and identifiable as our Cash Services Hosts, deployed on the casino floor. The Cash Services Hosts are available to casino customers to provide cash access services at the gaming table or slot machine, thus eliminating the need for the customer to leave the gaming table or slot machine to obtain funds. This is viewed as an amenity by the customer and increases the gaming activity thereby enhancing the casino's revenues. By making our services more accessible to the customer, it increases our transaction activity and revenues. The Cash Services Host Program was operating at 1 casino and was introduced in 3 additional casinos in 2005. The Cash Services Host Program accounted for approximately $512,000 in revenues (2.6% of total revenues) for the period ended December 31, 2005.

         Omni Network

         In January 2006 we also introduced the Omni Network, a free shared credit data and responsible gaming network for the gaming industry. We built the Omni Network with the idea that credit and responsible gaming data belongs to the gaming operators and is necessary for the protection of consumers and the integrity of gaming operations.

         The Omni Network is comprised of real-time credit and responsible gaming data garnered from a transaction database that spans the entire United States and soon the Caribbean and South America. Free access to this comprehensive database empowers casino operators to make their own informed decisions about extending credit to casino patrons.

     Membership in the Omni Network is free to casino operators in the United States, the Caribbean and South America. The database will initially be populated by Money Centers of America from its casino cash access operations. Additional subscribers will contribute their own data to further build out the credit and transaction history of casino patrons.

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

        o       ONSwitch(TM) and the Omni Network.

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

Customer Profile

         Every gaming facility provides ATM, credit card cash advance, debit, and/or check cashing services to their customers. Services are typically outsourced pursuant to an exclusive agreement with a supplier for an average of two to five years. Each year approximately 400 accounts totaling over $500 million in revenue are up for bid.

         Our current customer base consists of a both non-Indian casinos where we currently provide stand-alone ATM services, and Indian casinos where we have both stand alone ATM and full service contracts. Of our 27 locations seven (7) are full service deployments at Indian casinos and the balance are ATM-only locations (7 casinos and the remainder are retail locations). Our customers represent a blend of the type and size of gaming operations in the U.S., including traditional markets like Las Vegas, Indian reservations, and smaller markets like Colorado and Missouri.

         Our full service locations all reside within the Indian Gaming segment of the industry. Four are in California, with one each in New Mexico, Washington and Wisconsin. Our stand-alone ATM customers are located in Colorado, Nevada, New York, and California. Two of our full service customers represented approximately 44% of our revenue for the year ended December 31, 2005.

         There are no boundaries when identifying potential casino customers. In the near future, we will focus our marketing efforts on Native American Markets, Las Vegas, Atlantic City, the Caribbean and South America and riverboats.

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

Competition

         We have focused to a large extent on providing cash access services to the gaming industry. In the cash access services market, we compete primarily with Global Cash Access, Inc., Certegy, Inc.'s Game Financial Corporation subsidiary, Global Payments Inc.'s Cash & Win service, Cash Systems, Inc. and FastFunds Financial Corporation. Competition is based largely on price (i.e., fees paid to the casino from cash access service revenues), as well as on breadth of services provided, quality of service to casino customers and value-added features such as customer information provided to the casino. It is possible that new competitors may engage in cash access services, some of which may have greater financial resources. If we face significant competition, we may have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether we will be able to compete successfully against current and future competitors.

         Our competitors are primarily specialized gaming cash access companies. Global Cash Access and Cash Systems, Inc. are stand alone businesses like us. Although Global Cash Access has the largest market share, much larger companies such as Certegy, Global Payments, and US Bank have entered the market through acquisitions and subsidiary operations. These companies have significant access to capital and development resources that are superior to ours. However, we believe that their large size also will make it more difficult for these companies to adapt quickly to swift changes in market conditions and customized customer demands.

         Global Cash Access historically has been the dominant market presence, with an estimated 66% market share. Certegy was a relatively small player within the gaming industry until its acquisition of Game Financial Corporation in March 2004. We estimate that Certegy has a 13% market share.

         In addition to Global Cash Access and Certegy, we face competition from Global Payments, Cash Systems, and FastFunds Financial. Global Payments is a mid-sized merchant processor, with a gaming business called "Cash & Win" that we estimate has a 7% market share. Global Payments has completed a number of international acquisitions outside the gaming industry in the past two years that we believe will garner most of management's focus. Cash Systems, with an estimated 8% market share, is focused on gaming on Indian Reservations. We estimate our own market share at 3%. Finally, FastFunds Financial holds an estimated 2% market share.

         We do not view financial institutions that offer ATM services at or near casinos as effective competitors because they do not have the scope of products necessary for a full service cash access money center. Local and national banks can provide ATM services, but they lack credit card, marker, and check cashing products.

Employees

         We currently have 74 full time employees, of which 62 employees are engaged in operations, four in sales and marketing, two in information technology and six in finance, administration and management functions.

         None of our employees are covered by a collective bargaining agreement, and we believe that we have a good relationship with our employees.

RISK FACTORS

         In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

         Significant expansion of our operations may require additional expenses and these efforts may strain our management, financial and operational resources.

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

         We have approximately $11,200,000 in indebtedness and approximately $2,500,000_ in accounts payable, commissions payable and accrued interest and expenses. If we are unable to satisfy these obligations, then our business will be adversely effected.

         As of December 31, 2005, we had indebtedness in the aggregate principal amount of approximately $11,200,000 and accounts payable and accrued expenses of approximately $2,500,000. Though our cash flows are sufficient to meet our current obligations under our credit facilities, if we become unable to satisfy these obligations, then our business will be adversely affected. Certain of these obligations are secured by security interests in substantially all of our assets granted to the lender. Accordingly, if we are unable to satisfy these obligations, then our lender may sell our assets to satisfy the amounts due under these loans. Any such action would have an adverse effect on our business.

         Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

         Due to our accumulated deficit of $16,477,119 as of December 31, 2005, and our net loss of $1,665,919 for the year ended December 31, 2005, our independent auditors have raised substantial doubt about our ability to continue as a going concern. While we believe that our present plan of operations will be profitable and will generate positive cash flow, we may not generate net income or positive cash flow in 2006 or at any time in the future.

         We have had a history of losses and may experience continued losses in the foreseeable future.

         For the year ended December 31, 2005 we experienced a net loss of $1,715,621and for the year ended December 31, 2004, we experienced a net loss of $11,841,753. Due to the costs associated with our planned continued expansion of our business, we expect to incur losses for the year ending December 31, 2006. If we are unable to increase revenues from existing and new contracts while controlling costs, our losses may be greater than we anticipate and we may have insufficient capital to meet our obligations.

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

         Our agreements with casino operators typically have initial terms of one to five years, with renewal clauses. It is likely that one or more of our casino customers will elect not to renew their contracts. We rely principally on our relationships with the casino operators, rather than on the terms of our contracts, for the continued operation of our funds transfer services. However, if our contracts expire and customers do not elect to renew them, and we have not entered into sufficient contracts with new customers to replace the lost revenues, then our revenues will be adversely affected.

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

         We derive a significant portion of our revenues from a few customers and the loss of one or more of these contracts could have a significant adverse effect on our financial results.

         The Company is dependent on two customers for a significant portion of its revenue and gross profit. For the year ended December 31, 2005, we derived 44% of our revenues from these customers. The loss of either of these customers would result in an immediate material reduction in our revenues and gross profit.

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

         We have issued and outstanding stock options and warrants exercisable for 3,202,500 shares of our common stock at prices below our current market price, with an average exercise price of $0.01 per share. The existence of these options may have a depressing effect on the market price of our common stock, and the exercise of these options, if accompanied by a sale of the shares of common stock issued on exercise, may result in a decrease in the market price of our common stock.

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

         Our success will be largely dependent upon the continued employment of our key executive officers and, particularly, our continued employment of Christopher M. Wolfington. The loss of Mr. Wolfington's services would have a material adverse effect on our operation. Although Mr. Wolfington has entered into an employment agreement with us, and owns approximately 67.5% of our issued and outstanding common stock, it is possible that Mr. Wolfington would not continue his employment with us. In addition, we do not presently maintain insurance on Mr. Wolfington's life. Although we believe that we would be able to locate a suitable replacement for Mr. Wolfington if his services were lost, we may not be able to do so. In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical and administrative personnel. Competition for highly talented personnel is intense and can lead to increased compensation expenses. We may not be able to attract and retain the personnel necessary for the development of our business.

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

         Ownership of our stock by one person means that our other shareholders have no effective ability to elect directors or otherwise influence management.

         One person controls a majority of our capital stock. Christopher M. Wolfington owns approximately 67.5% of our issued and outstanding capital stock. As a result, Mr. Wolfington has the ability to control substantially all matters submitted to our shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets), to elect himself as Chairman, Chief Executive Officer and Treasurer and to control our management and affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, or impeding a merger, consolidation, takeover or other business.

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

         Many of the regulatory authorities that approve our licensing and many of the Indian tribes with which we may do business perform background checks on our directors, officers and principal shareholders. As a consequence, our Amended and Restated Certificate of Incorporation provides that a person may not hold 5% or more of our securities without first agreeing to:

        o      consent to a background investigation,
        o      provide a financial statement, and
        o      respond to questions from gaming regulators and/or Indian tribes.

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

ITEM 2.       DESCRIPTION OF PROPERTY

         Our corporate headquarters is located at 700 South Henderson Road, Suite 325, King of Prussia, Pennsylvania 19406 and occupies approximately 1,800 square feet of office space. These offices are located in a building owned by affiliates of our chief executive officer. Although historically this space was provided at no cost, we have entered into a lease that will require us to begin making market rate lease payments for the use of this office space and our future rent for this office space will be approximately $2,800 per month. We also have an equipment staging and technology office located in Golden Valley, Minnesota. The current lease obligation for the Minnesota office is approximately $738 per month. We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. If these premises were no longer available to us, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3.       LEGAL PROCEEDINGS

         On or about October 14, 2004, Lake Street Gaming, LLC ("Lake Street") filed a Complaint against iGames Entertainment, Inc. and Money Centers of America, Inc. ("MCA") (collectively referred to hereinafter as "iGames") in the United States District Court for the Eastern District of Pennsylvania, alleging that iGames breached an Asset Purchase Agreement ("APA") that the parties executed on or about February 14, 2003. The suit also raises claims for fraudulent misrepresentation and intentional interference with contractual relations. By virtue of the APA, Lake Street sold to iGames all of Lake Street's right, title and interest in a casino game called "Table Slots." Lake Street alleges that it is entitled to additional compensation for the game that exceeds what was agreed to. This matter is still in the pleadings stage and iGames has moved to dismiss the plaintiff's claims for fraudulent misrepresentation and intentional interference with contractual relations, as well as to strike all claims for punitive damages. We are vigorously defending this action and believe that Lake Street's claims for additional compensation and damages lack merit.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "MCAM.OB."

Market Information

         Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board on October 14, 2002. The following table presents the high and low bid prices per share of our common stock as quoted for the years ended December 31, 2005 and December 31, 2004 which information was provided by NASDAQ Trading and Market Services.

Year ended December 31, 2005
--------------------------------------------------------------------------------
Quarter ended:                                    High Bid           Low Bid
                                                -----------        ----------
     March 31, 2005                                 1.15               0.51
     June 30, 2005                                  0.55               0.30
     September 30, 2005                             0.67               0.34
     December 31, 2005                              0.45               0.25
----------------------------------------------- -----------        ----------

Year ended December 31, 2004
--------------------------------------------------------------------------------
Quarter ended:                                    High Bid           Low Bid
                                                -----------        ----------
     March 31, 2004                                 1.80               0.56
     June 30, 2004                                  0.75               0.30
     September 30, 2004                             0.52               0.30
     December 31, 2004                              0.65               0.26
----------------------------------------------- -----------        ----------

         The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. On March 28, 2006, the closing bid price for our common stock was $0.34 per share.

Holders

         As of March 28, 2006, we had 57 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Florida Atlantic Stock Transfer.

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


Securities Authorized for Issuance Under Equity Compensation Plans

------------------------------------------ --------------------- ------------------------ ----------------------------
                                           Number of
                                           securities to be
                                           issued upon
                                           exercise of           Weighted average         Number of securities
                                           outstanding           exercise price of        remaining available for
                                           options, warrants     outstanding options,     future issuance under
                                           and rights            warrants and rights      equity compensation plans
------------------------------------------ --------------------- ------------------------ ----------------------------
Equity  compensation  plans  approved  by             3,602,500                    $0.19                            0
security holders
------------------------------------------ --------------------- ------------------------ ----------------------------
Equity  compensation  plans not  approved                     0                      N/A                            0
by security holders
------------------------------------------ --------------------- ------------------------ ----------------------------
Total                                                 3,602,500                    $0.19                            0
------------------------------------------ --------------------- ------------------------ ----------------------------

         There were no other securities authorized for issuance under equity compensation plans at December 31, 2005.

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

         From September to December 2005 we borrowed $725,000 from seven individuals, including our Chief Financial Officer ($25,000) and our Chief Executive Officer's uncle and brother ($250,000 each). These loans bear interest at 10% per annum with terms of nine months. Warrants to purchase an aggregate of 112,500 shares of our common stock at an exercise price of $0.01 per share were issued to our Chief Financial Officer (12,500 shares) and four unaffiliated lenders (100,000 shares).

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis of the results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this prospectus. These statements have been prepared in accordance with accounting principles generally accepted in the United States. These principles require us to make certain estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and related liabilities. On a going forward basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

History

         We are a single source provider of cash access services, the ONSwitch(TM) transaction management system and the Omnni Network to the gaming industry. We combine advanced technology with personalized customer services to deliver ATM, Credit Card Advance, POS Debit, Check Cashing Services, CreditPlus outsourced marker services, cash access host program, customer data sharing and merchant card processing. Our business plan is to identify fragmented segments of the market to capitalize on merger and acquisition targets of synergistic companies that support our business model.

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

         The acquisition of Available Money in January 2004 continues to provide challenges for management in terms of the longer than expected conversion of the processing of the Available Money cash services business over to the systems we utilize and the renegotiation or termination of nonprofitable contracts. We have completed our new ATM processing agreement which provides for increased vault cash availability and lower interest costs, thus lowering our cost of services and providing additional capacity for our vault cash needs. This will help facilitate the completion of the Available Money conversion. We have also been successful in renegotiating several of the Available Money contracts to increase the fees that we can charge under those contracts, the benefits of which we started to recognize in September 2005. Certain other contracts that were not profitable and that we were unable to renegotiate have been or will be terminated. This will decrease revenue but will have a positive affect on cash flow and net income. We also recorded a significant purchase price adjustment relating to Available Money as part of the favorable law suit settlement relating to lost contracts.

         We deployed our ONSwitchTM Transaction Management System (" ONSwitchTM")January 2006. Though we feel confident that ONSwitchTM will differentiate us from our competitors and create new sources of revenue for the company, there is no guarantee that the market will accept this new deployment strategy. Regardless of the markets acceptance of this new deployment strategy, ONSwitchTM enables us to gain complete control over our cash access booth operations and ATMs. ONSwitchTM will "drive" the ATMs and teller applications and process all transactions through our central system allowing for quicker customer interactions which translate to greater revenue at less cost from our current book of business. ONSwitchTM permits us to negotiate network processing contracts based on sound business decisions versus technology requirements so that the cost per transaction may be reduced, once again translating to greater revenue potential from our current book of business. Once all of the properties have been converted to ONSwitchTM, general operating procedures, field support, and internal accounting processes will also be streamlined.

         Our current cost of capital remains high as we have been distracted in our efforts to recapitalize our balance sheet due to ongoing litigation and our focused efforts to deploy ONSwitchTM on schedule. Now that both of these distractions have been removed management considers recapitalization of our balance sheet a major priority for the remainder of 2006. The success of this recapitalization will reduce the interest rates we pay on our lines of credit, which will lower our expenses and contribute to our profitability. Mercantile Capital has been a strong finance partner to the company, however, the ability to continue our growth is largely dependent on our ability to identify and secure capital at reasonable rates.

         In April 2006 we were notified that our contract with the Sycuan casino would not be renewed at its May 2006 expiration. The Company did not lose this contract based on service or diversity of products. The Company feels that our competitors have irresponsibly bid for the business. Management feels our competitor will either lose money or provide poor customer service and less money to the floor.

         This contract represented approximately 27.3% of our gross revenues and 12.7% of our gross profit for the year ended December 31, 2005. Although we had hoped to retain this customer, we recognized that our contract might not be renewed and made cost reduction plans. We anticipate that we will be able to offset most if not all of the lost cash flow by curtailing of expenses, deferring certain software development, reduction in nonsales personnel, repositioning of employees, deferring certain planned investor relations activities, and a reduction in trade show expenses.

         None of the personnel reductions will be in sales. We feel that the hiring of two new sales people in January 2006 and the increased pipeline of potential business is critical to the future of the Company. As a result of these efforts and the extremely positive reception of ONSwitchTM and the Omni Network, we are confident that we will execute a letter of intent for ONSwitchTM within the next 3 months. In addition, we believe that we will be able to offset the loss of the Sycuan contract in the near future with new traditional contracts.

         We seek to avoid litigation and to minimize our exposure to potential claims arising in the normal course of our business and as a result of our acquisitions. Despite these efforts, we have been named as a defendant in several legal proceedings, described in Part II, Item 1, Legal Proceedings, beginning on page 14 of this report. We are confident that it is in our best interests to defend these claims and to pursue counterclaims where we believe that we are likely to obtain a favorable result. We are very pleased to announce that our two major lawsuits were settled on very favorable terms to the company. During the nine month period ended September 30, 2005, we have incurred approximately $625,000 in legal fees related to these legal proceedings. However, due to our settlement of the two major lawsuits, we do not anticipate incurring material additional legal fees related to these legal proceedings.

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

         The trend towards consolidation of the major gaming companies has continued and will make it difficult to continue to offer our services in the traditional manner. The economics are too compelling for the gaming operators not to consider internalizing these operations in order to generate additional revenue and profits to service the debt associated with the consolidation. Our preparation has continued to position us to capitalize on this trend. We have prepared for this change and have already begun to offer our systems and services through the issuance of Technology and Use Agreements for our ONSwitch(TM) transaction management system. Instead of outsourcing the cash services operations, ONSwitch(TM) offers turn-key processing capabilities for internal use by the casino. This means casinos will license our technology so they can operate and maintain their own cash access services, including the addition of their merchant card processing. Our size makes us uniquely capable of adapting to this change. Though the license agreements do not have the same revenue potential as a traditional cash services contract, the net income derived from these agreements is higher, the user agreements are for a longer period of time. For instance, the standard outsourced contract is from one to three years in length, while we will offer ONSwitch(TM) only under five to ten year licenses. It is in the casino's interest to license ONSwitch(TM) for the longer period of time as well. Also, we will not have the same capital expenditures or vault cash requirements that we experience in performing traditional cash access services. Furthermore, our larger competitors have spent years trying to conceal the economic benefits of this type of offering because their large infrastructure is designed to only support an outsourced solution.

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


     Revenue Recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

   ATM's and Credit Cards: Fees earned from ATM and credit card advances are recorded on the date of transaction.

   Check Cashing:          Revenue is recorded from fees on check
                           cashing services on the date the check is cashed. If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment. If the bank honors it, the amount of the check is recognized as a negative bad debt expense.

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

         Goodwill and Long-Lived Intangible Assets. The carrying value of goodwill as well as other long-lived intangible assets such as contracts with casinos is reviewed if the facts and circumstances suggest that they may be impaired. With respect to contract rights in particular, which have defined terms, this will result in an annual adjustment based on the remaining term of the contract. If this review indicates that the assets will not be recoverable, as determined based on our discounted estimated cash flows over the remaining amortization period, then the carrying values of the assets are reduced to their estimated fair values. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill And Other Intangible Assets" which eliminates amortization of goodwill and certain other intangible assets and requires annual testing for impairment. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, determining remaining contract periods and the choice of an appropriate discount rate. In our experience, forecasts of cash flows based on historical results are relatively dependable. We use the remaining contract term for estimating contract periods, which may vary from actual experience due to early terminations that cannot be forecast. We use our current cost of funds, which is a variable rate, as the discount rate. Use of a higher discount rate would have the effect of reducing the calculated fair value, while use of a lower rate would increase the calculated fair value. In connection with the acquisition of Available Money (our only acquired reporting unit), goodwill was allocated based on the excess of the final purchase price over the value of the acquired contract rights, determined as described above.

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

Change in Fiscal Year End

         Following the October 2004 merger of iGames into us, we retained our prior fiscal year end of December 31. This is a change from iGames' March 31 fiscal year end.

         Throughout the following discussion, data for all periods except as of and for the twelve months ended December 31, 2003, are derived from our audited consolidated financial statements, which appear in this report. All data as of and for the twelve months ended December 31, 2003 are derived from our unaudited consolidated financial statements, which are not presented herein.

Results of Operations

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

                                                       Year Ended           Year Ended
                                                       December 31,         December 31,        Change ($)
                                                         2005 ($)             2004 ($)
                                                      --------------      --------------      --------------
Net Income (Loss)                                       (1,666,167)        (11,841,753)         10,175,586
Revenues                                                19,409,238          16,252,270           3,156,969
Cost of services                                        15,801,366          13,912,356           1,889,010
     Commissions & Rents Paid                            9,790,374           8,719,908           1,070,466
     Wages & Benefits                                    2,284,970           1,993,056             291,914
     Processing Fee & Service Charges                    1,999,123           1,517,877             481,246
     Bad Debts                                             723,850             572,433             151,417
     ATM Lease Fees & Maintenance                          489,379             569,486             (80,107)
     Cash Replenishment Services                           369,909             418,249             (48,340)
     Other                                                 143,761             121,347              21,414
Gross Profit                                             3,607,872           2,339,914           1,267,958
Selling, General and Administrative Expenses             2,238,904           2,642,341            (404,635)
     Management Compensation                               473,918             622,074            (148,156)
     Professional Fees                                     800,826           1,113,325            (312,499)
     Travel                                                275,583             227,864              47,719
     Other                                                 688,576             679,078               9,498
Noncash Compensation                                        91,225           7,674,491          (7,583,266)
Depreciation and amortization                              941,079           1,615,803            (674,724)
Interest expense, net                                   (1,997,438)         (1,700,439)            296,999
Other income (expenses)                                     (5,393)           (548,593)           (543,200)

         Our net loss decreased by approximately $10 million during the year ended December 31, 2005 primarily due to a decrease in noncash compensation of approximately $7.6 million reflecting one-time charges for noncash compensation during 2004 (related to the issuance of options to purchase 2,945,000 shares of our common stock to employees under our stock option plan) that were not repeated in 2005, an increase in gross profit of approximately $1.3 million due to our success in lowering various costs of services, and a decrease in depreciation and amortization of approximately $675,000 due to reduced amortization of casino contracts reflecting the termination of certain contracts in 2004. Other expenses decreased due to the fact that there were no impairments of intangible assets or write-offs of obsolete inventory in 2005 compared to $418,000 in 2004.

         Our revenues increased by approximately 19.4% during the year ended December 31, 2005 as compared to the year ended December 31, 2004. Approximately $420,000 of this increase represented increased volume under contracts in place at the beginning of 2004 and $1,510,000 represented a full year's revenue from contracts obtained in 2004. $3,225,000 represented revenues from one new contract in 2005. Approximately $2,000,000 of the increase in revenue was due to the recognition in our financial statements of gross revenues rather than net revenues from the Available Money portfolio in 2005 following a change of ATM processors. Under the previous agreement, our revenues represented the net amount payable to us from the processor. Under our current agreement, we recognize all revenues and expenses from the operation of the ATMs, resulting in an increase in both revenues and cost of services. These increases were offset by the loss of approximately $3,400,000 in revenues due to cancellations and non-renewals from our Available Money portfolio and approximately $515,000 in revenues from the Valley View Casino. Our cost of services increased during the year ended December 31, 2005 primarily due to an increase in commissions and rents paid to casinos in the Money Centers portfolio of approximately $2 million primarily attributable to a new contracts and having a full year of contracts that came on in the fourth quarter 2004. This was offset by a decrease of approximately $1 million in commissions and rents paid to the Available Money portfolio primarily attributable to the intentional loss of non profitable contracts. In addition, approximately $2,075,000 of various other expenses increased due to the recognition in our financial statements of all costs of services from the Available Money portfolio in 2005 following a change in ATM processors, offset by approximately $1.1 million reduction in cost of services from the intentional loss of non profitable contracts.

         Our selling, general and administrative expenses decreased slightly during the year ended December 31, 2005 primarily due to decreased legal expenses related to pending litigation and reduced management compensation due to the amendment of the CEO's employment agreement for 2005. Otherwise the remaining selling, general and administrative expenses have remained relatively the same as compared to the year ended December 31, 2004. The Company has settled our two major lawsuits and has experienced a significant decrease in legal expenses beginning in the middle of the third quarter of 2005. Our depreciation and amortization expenses decreased during the year ended December 31, 2005 primarily due to the elimination of amortization that otherwise would have been realized on contracts that terminated in 2004.

         Our interest expense increased $296,299 during the year ended December 31, 2005 mostly due to an increase in the use of capital for our new full service casinos and increased variable interest rates on our credit facilities that have increased our cost of capital.

         Our other expenses decreased during the year ended December 31, 2005 due to the fact that we had one time write offs in 2004 in the amount of $548,000 for loss on impairment of intangibles and obsolete inventory.

Off-Balance Sheet Arrangements

         There were no off-balance sheet arrangements during the fiscal year ended December 31, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Changes in Financial Position, Liquidity and Capital Resources

                                                           Year ended       Year ended
                                                           December 31,     December 31,
                                                             2005 ($)          2004 ($)       Change ($)
                                                          --------------   --------------   --------------
Net Cash Provided by (Used in) Operating Activities         111,270           (902,217)        1,013,487
Net Cash Used in Investing Activities                      (683,039)        (4,239,374)       (3,556,335)
Net Cash Provided by Financing Activities                 2,215,944          7,690,312        (5,474,368)

         Net cash provided by operations increased by $1,013,487, primarily due to collections in our accounts receivable and an decrease in net loss.

         Cash used in investing activities decreased during the year ended December 31, 2005 due to the fact that we did not make any acquisitions in 2005 and acquired Available Money in 2004. We have used cash in 2005 to purchase some of the Available Money ATM's and to complete the ONSwitchTM Transaction Management System.

         Net cash provided by financing activities decreased during the year ended December 31, 2005 primarily because we had no need for acquisition financing.

         Our available cash equivalent balance at December 31, 2005 was approximately $2,000,000 and was approximately $154,000 at March 31, 2006.

         A significant portion of our existing indebtedness is associated with our vault cash line of credit of $7,000,000 with Mercantile Capital, L.P., which we use to provide vault cash for our casino operations. Vault cash is not working capital but rather the money necessary to fund the float, or money in transit, that exists when customers utilize our services but we have yet to be reimbursed from the Debit, Credit Card Cash Advance, or ATM networks for executing the transactions. Although these funds are generally reimbursed within 24-48 hours, a significant amount of cash is required to fund our operations due to the magnitude of our transaction volume. Our vault cash loan accrues interest at the base commercial lending rate of Wilmington Trust Company of Pennsylvania plus 10.75% per annum on the outstanding principal balance, with a minimum rate of 15% per annum, and has a maturity date of June 30, 2006. Our obligation to repay this loan is secured by a first priority lien on all of our assets. The outstanding balance on our vault cash line of credit fluctuates significantly from day to day based on activity and collections, especially over weekends. Vault cash for our ATM operations at locations where we do not provide full cash access services (primarily Available Money customers) is provided by our ATM processing provider under the terms of the ATM processing agreement, at a cost equal to the ATM processor's cost of funds, which currently is the Prime Rate.

         We incurred $3,850,000 of debt associated with the acquisition of Available Money. $2,000,000 of this indebtedness was a loan provided by Chex Services, Inc. As a result of the settlement of our lawsuit with Equitex, Inc. and Chex Services, Inc. related to our terminated acquisition of Chex Services, Equitex and Chex Services agreed to cancel our outstanding $2,000,000 principal liability as well as any liability for accrued but unpaid interest under that promissory note and we agreed to pay Chex $500,000 within 60 days of July 21, 2005. We paid this amount in September 2005. In part in order to fund the payment to Chex Services, Inc., in September and October 2005 we borrowed $725,000 from individuals, including the uncle and the brother of our Chief Executive Officer and our Chief Financial Officer, pursuant to convertible notes that bear interest at 10% per annum and mature in June and July of 2006. Each
Note is convertible into shares of our common stock at an exercise price equal to 85% of the trading price at the time of exercise, with a floor of $.45 per share.

         The remaining $1,850,000 of this indebtedness is part of a $2,050,000 bridge loan provided by Mercantile Capital, L.P. This bridge loan was accruing interest until June 30, 2005 when it was converted into a 5 year amortizing loan subject to annual renewal at the lender's discretion. Our obligation to repay this loan is secured by a first priority lien on all of our assets. We intend to refinance this obligation in 2006 and are making every effort to do so. We paid a facility fee of $41,000 in connection with this loan.

         On September 10, 2004, we borrowed $210,000 from the father of our chief executive officer to pay an advance on commissions to a new casino customer. This loan bears interest at 10% per annum, payable monthly. The principal amount of this loan is repayable in monthly payments payable on the 1st day of each month commencing with the second month following the month in which we commence operations at Angel of the Winds Casino, and continuing on the 1st day of each month thereafter, provided that, upon any merger of our company, sale of substantially all of our assets or change in majority ownership of our voting capital stock, the lender has the right to accelerate this loan and demand repayment of all outstanding principal and all unpaid accrued interest thereon. We currently are making $5,000 principal payments per month. The current principal balance outstanding is $70,000. In addition, we issued the lender warrants to purchase 50,000 shares of our common stock at an exercise price of $.33 per share.

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

         We are also in the process of replacing all of the former Available Money ATMs with new ATMs that will be processed on more favorable economic terms. We had originally entered into a capital lease agreement to acquire 71 ATMs and related equipment necessary to complete this conversion. We have reduced the number of ATM's we will acquire to 33. We have converted approximately 14 of these ATM's to date. The remaining capital lease agreement will require us to incur an upfront charge of approximately $105,000 and monthly rental expense of approximately $4,600 over the remaining 59 months of the lease term.

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

         Due to our accumulated deficit of $16,477,197 as of December 31, 2005 and our net losses and cash provided by operations of $1,665,919 and $111,270, respectively, for the year ended December 31, 2005, our independent auditors have raised substantial doubt about our ability to continue as a going concern. While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow for 2006 or at any time in the future.

ITEM 7.       FINANCIAL STATEMENTS

         Our consolidated financial statements for Fiscal Years 2005 and 2004 and footnotes related thereto may be found at pages F-1 through F-35.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         As of December 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher M. Wolfington, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Wolfington concluded that our disclosure controls and procedures are effective.

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

ITEM 8B.   OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16 (a) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and positions of our directors and executive officers and executive officers of our subsidiary as of March 31, 2006.

Name                          Age      Current Position(s) with Company
--------------------------  -------- -------------------------------------------
Christopher M. Wolfington      40      Chairman of the Board of Directors, Chief
                                       Executive Officer and President

Jason P. Walsh                 28      Vice President-Finance, Chief Financial
                                       Officer, Secretary and Treasurer

Jeremy Stein                   38      Director

Barry R. Bekkedam              39      Director

Wayne A. DiMarco               40      Director

Jonathan P. Robinson           41      Director

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

         A brief description of the business experience during the past five years of our directors, our executive officers and our key employees is as follows:

         Christopher M. Wolfington - Chairman, Chief Executive Officer and President. Mr. Wolfington has been in the financial services industry for approximately 16 years. He has been the Chairman of Money Centers since its inception. From 1991 to 1994 he was a partner in The Stanley Laman Group, a firm providing investment, insurance, mergers, acquisition, and planning services to companies nationwide. From 1995 to 1998 he was President of Casino Money Centers, a subsidiary of CRW Financial, Inc. Mr. Wolfington received a Bachelor of Arts degree in Communications and Business from the University of Scranton.

         Jason P. Walsh - Vice President-Finance, Chief Financial Officer, Secretary and Treasurer. Mr. Walsh became our Chief Financial Officer, Secretary and Treasurer in June 2005. From 1997 until June 2005 he was a certified public accountant with Robert J. Kratz & Company. Mr. Walsh received a Bachelors of Science degree in Accounting from Drexel University, and is a Pennsylvania Certified Public Accountant.

         Jeremy Stein - Mr. Stein served as President and Chief Executive Officer and a director of iGames from June 2002 until January 2004, and as Secretary and a director of iGames since January 2004. Mr. Stein has also served as the Chief Executive Officer of IntuiCode, LLC, a software development company, since 2000 and as a senior software engineer with Mikohn Gaming Corporation, where he worked until 2001. Prior thereto, he was a senior software engineer and director of Progressive Games, Inc. from 1995 to 1998 and the Chief Technical Officer of Emerald System, Inc. from 1993 to 1995.
Mr. Stein studied computer science at Virginia Tech. See "Related Party Transactions."

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

         Jonathan P. Robinson - Director. Mr. Robinson has served as a member of our board of directors since January 2005. Mr.Robinson has been Chief Financial Officer of O'Neill Properties Group, a Mid-Atlantic real estate development company, since 2002. He was Chief Financial Officer of Airclick, Inc. from 2000 to 2002. Prior thereto, Mr. Robinson was Chief Financial Officer of Safeguard International, a $300 million cross-Atlantic private equity fund, focused on later-stage leveraged buyouts and private equity investments, from 1999 to 2000. From 1993 to 1998, Mr. Robinson was Chief Financial Officer of
CRW Financial, Inc.   Mr. Robinson received a B.S. degree from Bloomsburg
University in 1986.

         There are no family relationships among any of our directors or executive officers.

         Audit Committee

         The Audit Committee oversees our processes of accounting and financial reporting and provides oversight with respect to our audits and financial statements. In this role, the Audit Committee reviews the professional services provided by our independent accountants and the independence of the accounting firm from our management. The Audit Committee also reviews the scope of the audit performed by our independent accountants, our annual financial statements, our systems of internal accounting controls and other matters with respect to the accounting, internal auditing and financial reporting practices and procedures as it finds appropriate or as may be brought to its attention. The Audit Committee is comprised of Messrs. Bekkedam, DiMarco and Robinson, each of whom is independent as defined by the requirements of The NASDAQ Stock Market and the rules and regulations of the Securities and Exchange Commission. Mr. Robinson serves as Chairman of the Audit Committee and as our "audit committee financial expert" as required under the SEC's rules. The Audit Committee did not have a formal meeting in fiscal 2005.

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

ITEM 10.  EXECUTIVE COMPENSATION


         The following table sets forth compensation paid or accrued during the years ended December 31, 2005 and 2004 to our Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executives").

                                                     SUMMARY COMPENSATION TABLE

                                                                                             Long-Term
                                                                                            Compensation
                                                        Annual Compensation                    Awards
                                            ------------------------------------------    ----------------
                                 Fiscal                                                        Number of
                               Year Ended                                  Other Annual        Shares or      All Other
Name and Principal Position      12/31        Salary         Bonus         Compensation        Options        Compensation
---------------------------- ------------   -----------    -----------    -------------      ------------   ----------------

Christopher M. Wolfington,     2005         $350,000 (2)   $ 83,371 (6)         $0                  0         $54,180 (7)
Chairman, Chief Executive
Officer, President (1)
                               2004         $350,000 (2)   $431,995 (3)         $0           2,635,000 (4)    $47,628 (5)

T. Scott Kruse, Director of    2005         $118,000       $      0             $0              25,000        $     0
Business Management


(1) Mr. Wolfington was appointed our President and Chief Executive Officer on January 2, 2004, effective upon the consummation of our acquisition of Money Centers of America, Inc.
(2) Pursuant to his employment agreement, Mr. Wolfington began receiving an annual salary of $350,000 on January 2, 2004.
(3) This consists of Mr. Wolfington's signing bonus of $200,000 and annual bonus of $175,000 for the year ended December 31, 2004. These bonuses were not paid as of December 31, 2004. They were added to the officer payable on January 1, 2005. Also includes $56,995 in sales commissions.
(4) Pursuant to his employment agreement Mr. Wolfington received options to purchase 2,635,000 shares of our Common Stock.
(5)    Includes life insurance premiums and automobile expenses.
(6) The executives employment agreement was amended to state that the guaranteed bonus for 2005 was only 12.5% of salary or $43,750. This amount also includes sales commissions in the amount of $39,621.
(7)    Includes life insurance premiums and automobile expenses.

         Option Grants For the Year Ended December 31, 2005.
         ---------------------------------------------------

The following table sets forth information concerning year-end option values for 2005 for the executive officers named in our Summary Compensation Table above. The value of unexercised in-the-money options is calculated based on the closing bid price of our common stock on December 31, 2005 of $.37.

                                                      Fiscal Year End Option Values

                                                                                         Value of Unexercised
                       Number of Unexercised Options                                     In-the-Money Options
                            at Fiscal Year End                                            at Fiscal Year End
-----------------------------------------------------------------------------------------------------------------------------------
              Name                     Exercisable         Unexercisable          Exercisable           Unexercisable
--------------------------------     --------------       ---------------        -------------        ----------------
Christopher M. Wolfington             2,635,000(1)                 0                948,600(3)                $0
T. Scott Kruse                          125,000(2)                 0                 36,000(3)                $0

(1) Consists of options to purchase 2,635,000 shares of our common stock at an exercise price of $.01 per share.
(2) Consists of options to purchase 100,000 shares of our common stock at an exercise price of $.01 per share and options to purchase 25,000 shares of our common stock at an exercise price of $0.33 per share.
(3)  Based on a closing sales price of $.37 per share on December 31, 2005.

         Long Term Incentive Plans

         We currently do not have any long-term incentive plans.

         Compensation of Directors

         Our directors who are also employees do not receive any additional consideration for serving on our board of directors. Our outside directors, who are not employees, receive $2,500 for each meeting of the board of directors or any committee thereof that they attend. In addition, our outside directors receive an initial grant of 25,000 shares of restricted stock that vest in accordance with a schedule determined by our chief executive officer and annual grants of options to purchase 25,000 shares of our common stock at an exercise price equal to the closing sales price of our common stock on the date of grant. .. The company has issued these grants and options in 2005 for 2004.

Employment Agreements

         In January 2004, we entered into a five-year employment agreement with Christopher M. Wolfington, our Chairman, President and Chief Executive Officer. In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors) (the "Base Salary"), Mr. Wolfington's employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar year (the "Guaranteed Bonus") and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus"). Pursuant to his employment agreement, Mr. Wolfington is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement. In addition, Mr. Wolfington received options to purchase 760,000 shares of our common stock at an exercise price of $.01, which are immediately vested and options to purchase 1,875,000 shares our common stock at an exercise price of $.01, which have vested due to the issuance of a commitment letter by Mercantile Capital, L.P. to refinance our vault cash and working capital financing. In the event there is a change of control after which Mr. Wolfington is asked to relocate his principal business location more than 35 miles, his duties are significantly reduced from the duties he had immediately prior to the change of control or there is a material reduction in his Base Salary in effect immediately prior to the change of control and, as a result of any of the foregoing, Mr. Wolfington resigns his employment hereunder within one year after the date of the change of control, then Mr. Wolfington shall be entitled to receive as severance payments, his Guaranteed Bonus, his Base Salary and his insurance benefits for a period equal to the greater of the initial term of the agreement or 24 months from the date of the termination or cessation of Mr. Wolfington's employment. For purposes of Mr. Wolfington's employment agreement, a change of control occurs if we sell all or substantially all of our assets or if shares of our capital stock representing more than 50% of the votes which all stockholders are entitled to cast are acquired, by purchase, merger, reorganization or otherwise) by any person or group of affiliated persons not an affiliate of iGames at the time of such acquisition. Effective March, 2006 the Company amended the executives agreement to reduce his guaranteed bonus for 2005 from 50% of his salary to 12.5% of his salary.

          In June 2005 we entered into an employment agreement with Jason P. Walsh, our Vice-President-Finance, Chief Financial Officer, Secretary and Treasurer. The term of the agreement expires December 31, 2006, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least thirty days prior to automatic renewal. Mr. Walsh's minimum annual salary is $120,000. In addition, Mr. Walsh was granted options to purchase 200,000 shares of the Company's common stock with an exercise price of $.42 per share, of which 50,000 vested immediately, 50,000 vest in one year and the remainder vest in two years. Mr. Walsh will receive annual bonus compensation of up to $50,000 per year based upon the Company's achievement of specified growth and performance milestones. In the event Mr. Walsh's employment is terminated prior to the then-current expiration date by the Company without good cause, as defined in the employment agreement, or Mr. Walsh elects early termination with good reason, as defined in the employment agreement, Mr. Walsh will receive 100% of his annual salary in effect as of the date of such termination for a period of (i) the greater of four months or through the end of the initial year of the term of the Employment Agreement; or (ii) the greater of six months or through the end of the initial year of the term of the Employment Agreement if such termination occurs within twelve months following a change in control, as defined in the employment agreement. In addition, Mr. Walsh would be entitled to payment of accrued but unused vacation time through the termination date and a fraction of any performance bonus otherwise payable to him, and all unvested stock options held by Mr. Walsh would automatically vest. On October 20, 2005, Mr. Walsh's employment agreement was amended to increase his annual salary to $145,000 and decrease his maximum annual bonus compensation to $25,000.

         Repricing of Options

         We have not adjusted or amended the exercise price of any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to ownership of Common Stock by Officers, Directors and owners of 5% or more of our Common Stock

         The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2005 by:

o each person known to us to be the beneficial owner of more than 5% of our common stock;
o each of our directors;
o each of our executive officers; and
o all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of March 28, 2006, 25,291,136 shares of our common stock were issued and outstanding.

                                                              Amount and Nature of
Name of Beneficial Owner (1)           Position               Beneficial Ownership (1)     Percentage of Class
-----------------------------    --------------------      ----------------------------   ---------------------
Christopher M. Wolfington             President, Chief             20,319,412(2)                 72.8%
700 South Henderson Road,             Executive Officer,
Ste.  325                             Chairman of the
King of Prussia, PA 19406             Board

Jason P. Walsh                        Chief Financial                  82,500(3)                  0.8%
700 South Henderson Road              Officer, Secretary
Ste. 325                              & Treasurer
King of Prussia, PA 19406

Jeremy Stein                          Director                        372,500(4)                  .24%
301 Yamato Road, Suite 2199
Boca Raton, FL 33431

Wayne DiMarco                         Director                         95,000(5)                  .10%
131 East Church Road
King of Prussia, PA 19406

Barry Bekkedam                        Director                         98,000(6)                  .19%
1200 Liberty Ridge Drive
Suite 340
Wayne, PA 19087

Jonathan Robinson                     Director                         75,000(7)                  .10%
700 S.  Henderson Road
King of Prussia, PA 19406

All Executive Officers and
Directors as a group (4 persons)      ___________________          21,034,362                    73.9%

*  Less than 1%
                                       33

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2) Includes currently exercisable options to purchase 2,635,000 shares of Common Stock, and 3,108,772 shares of Common Stock owned by the Christopher M. Wolfington Grantor Retained Annuity Trust. Does not include 621,759 shares of Common Stock held by the Christopher M. Wolfington Irrevocable Trust as Mr. Wolfington is not the beneficial owner of these shares of Common Stock.

(3) Includes currently exercisable options to purchase 50,000 shares of common stock and warrants to purchase 12,500 shares of common stock.

(4) Includes currently exercisable options to purchase 312,500 shares of Common Stock.

(5) Includes currently exercisable options to purchase 70,000 shares of Common Stock.

(6) Includes currently exercisable options to purchase 50,000 shares of Common Stock.

(7) Includes currently exercisable options to purchase 50,000 shares of Common Stock.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         On September 1, 2004, we engaged IntuiCode, LLC to provide product development services to us under a one-year agreement calling for aggregate payments to IntuiCode of $35,000 per month, or $420,000 in the aggregate, and options to purchase 150,000 shares of our common stock. We paid IntuiCode approximately $175,000 during the year ended December 31, 2004, and approximately $300,000 during the nine months ended September 30, 2005. In October 2005, we entered into a Technology Support Agreement with IntuiCode for ongoing product development and support services for the period from September 1, 2005 through December 31, 2005 for consideration of $15,000 per month plus the issuance of warrants for each such month to purchase 15,000 shares of our common stock at then-current market prices. Commencing January 1, 2006, IntuiCode is providing services on a monthly basis for cash compensation determined on a project-by-project basis. We acquired the rights to the Protector(TM) from IntuiCode, and paid aggregate royalties to IntuiCode of approximately $88,374 for the year December 31, 2003 and did not pay royalties in the year ended December 31, 2004. We relinquished our rights to the Protector(TM) in early 2004 as the company changed its business strategy after the purchase of Money Centers and Available Money. Jeremy Stein, a member of our board of directors, holds approximately 1.5% of our stock (including shares subject to currently-exercisable options) is also the Chief Executive Officer and the holder of approximately 43% of the outstanding membership interests of IntuiCode. We believe the terms of IntuiCode's engagement are at least as fair as those that we could have obtained from unrelated third parties in arms-length negotiations. In addition, during the year ended December 31, 2004, we extended short-term loans in the aggregate principal amount of $63,000 to IntuiCode. These loans have been repaid.

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

         From September to December 2005 we borrowed $725,000 from seven individuals, including our Chief Financial Officer ($25,000) and our Chief Executive Officer's uncle and brother ($250,000 each). These loans bear interest at 10% per annum with terms of nine months. Warrants to purchase an aggregate of 112,500 shares of our common stock at an exercise price of $0.01 per share were issued to our Chief Financial Officer (12,500 shares) and four unaffiliated lenders (100,000 shares).

ITEM 13.           EXHIBITS

 Exhibit Number    Description
----------------  -------------
        3.1        Money Centers of America, Inc. Amended and Restated
                   Certificate of Incorporation  (incorporated by reference to
                   Exhibit 3.1 of the Current Report on Form 8-K filed on
                   October 19, 2004).
        3.2        Money Centers of America,  Inc. Amended and Restated Bylaws
                   (incorporated by reference to Exhibit 3.2 of the Current
                   Report on Form 8-K filed on October 19, 2004).
        4.1        Form of Specimen Stock Certificate.
       10.1        Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 10-KSB filed on July 13,
                   2004)
       10.2        Employment  Agreement  dated as of January 2, 2004 by and
                   between iGames  Entertainment, Inc. and Christopher M.
                   Wolfington (incorporated by reference to Exhibit 10.1 of Form
                   10-KSB filed on July 13, 2004).
       10.3        Employment Agreement dated as of June 14, 2005 by and between
                   Money Centers of America, Inc. and Jason P. Walsh
                   (incorporated by reference to Exhibit 10.1 to the Current
                   Report on Form 8-K filed on June 17, 2005).
       10.4        Amendment to  Employment  Agreement  dated as of October 20,
                   2005 by and between  Money Centers of America, Inc. and Jason
                   P. Walsh.
       10.5        Loan and Security  Agreement by and between iGames
                   Entertainment,  Inc. and  Mercantile  Capital, L.P. dated
                   November 26, 2003  (incorporated  by reference to Exhibit
                   10.1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003 filed on February 17, 2004).
       10.6        Demand Note payable to the order of Mercantile Capital, L.P.
                   in the principal amount of $250,000 dated November 26, 2003
                   (incorporated by reference to Exhibit 10.2 to the Quarterly
                   Report on Form 10-QSB for the fiscal quarter ended December
                   31, 2003 filed on February 17, 2004).
       10.7        Amended and Restated Agreement and Plan of Merger By and
                   Among Money Centers of America, Inc., Christopher M.
                   Wolfington, iGames Entertainment, Inc., Michele Friedman,
                   Jeremy Stein and Money Centers Acquisition, Inc., dated as of
                   December 23, 2003 (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on January 20, 2004).
       10.8        Stock Purchase Agreement For the Acquisition of Available
                   Money, Inc. By iGames Entertainment, Inc., from Helene Regen and Samuel Freshman dated January 6, 2004 (incorporated by reference to Exhibit 1.1 of Current Report on Form 8-K filed on January 21, 2004).

 Exhibit Number    Description
----------------  -------------
       10.9        Software Development Agreement effective September 1, 2004 by and between Money Centers of America, Inc. and Intuicode LLC.
                   (Incorporated by reference to Exhibit 10.8 to the
                   Registration Statement on Form SB-2 filed on February 14,
                   2004 (File No. 333-122819)
      10.10        Settlement  Agreement  dated April 21, 2005 by and between
                   Money Centers of America,  Inc. and the former shareholders of Available Money and related parties.
      10.11        Settlement Agreement and Mutual Release with Chex Services,
                   Inc., dated July 21, 2005.
         14        Code of Ethics (incorporated by reference to Exhibit 14 of
                   Form 10-KSB filed on July 13, 2004)
         21        Subsidiaries of Money Centers of America, Inc.
       31.1        Certification dated April 14, 2006 pursuant to Exchange Act
                   Rule 13a-14(a) or 15d-14(a) of the Principal Executive
                   Officer and the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher M. Wolfington, Chief Executive Officer and Chief
                   Financial Officer.
       31.2        Certification  dated April 14, 2006 pursuant to Exchange Act
                   Rule 13a-14(a)  or 15d-14(a) of the Principal  Accounting
                   Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason P. Walsh, Chief Financial
                   Officer.
         32        Certification  dated April 14, 2006  pursuant to 18 U.S.C.
                   Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher M. Wolfington,
                   Chief Executive Officer and Jason P. Walsh, Chief Financial
                   Officer.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees

         During 2005, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $53,000. During 2004, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $86,500.

         Audit-Related Fees

         During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements. During 2004, our principal accountant did not render assurance and related services resonably related to the performance of the audit or review of financial statements.

         Tax Fees

         During 2005, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was zero. During 2005, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $11,000. These services consisted of preparation of corporate tax returns and state and federal tax planning.

         All Other Fees

         During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above. During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Date:  April 14, 2006                      Money Centers of America, Inc.

                                        By:      /s/  Christopher M. Wolfington
                                                --------------------------------
                                                      Christopher M. Wolfington
                                                      Chief Executive Officer

         In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                /s/ Christopher M. Wolfington
                ------------------------------------
                Christopher M. Wolfington
                Chief Executive Officer and Director
                Date:  April 14, 2006


                /s/ Jason P. Walsh
                ------------------------------------
                Jason P. Walsh
                Chief Financial Officer (principal financial officer and Principal accounting officer)
                Date:  April 14, 2006


                /s/ Jeremy Stein
                ------------------------------------
                Jeremy Stein
                Director
                Date:  April 14, 2006


                /s/ Barry Bekkedam
                ------------------------------------
                Barry Bekkedam
                Director
                Date: April 14, 2006


                /s/ Wayne DiMarco
                ------------------------------------
                Wayne DiMarco
                Director
                Date:  April 14, 2006


                /s/ Jonathan P. Robinson
                ------------------------------------
                Jonathan P. Robinson
                Director
                Date:  April 14, 2006

                              FINANCIAL STATEMENTS

                          Index to Financial Statements

Report of Independent Registered Public Accounting Firm               F-1
Consolidated Balance Sheet                                            F-2
Consolidated Statements of Operations                                 F-3
Consolidated Statements of Changes in Stockholders' Deficit           F-4
Consolidated Statements of Cash Flows                                 F-5
Notes to Consolidated Financial Statements                            F-6 - F-35

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Money Centers of America, Inc.

We have audited the accompanying consolidated balance sheet of Money Centers of America, Inc. and Subsidiary as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Money Centers of America, Inc. and Subsidiary as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations, has net cash used in operations, a net working capital deficit, a stockholders' deficit and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                 Sherb & Co, LLP
                                                    Certified Public Accountants

Boca Raton, Florida
April 13, 2006

                  MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

Current assets:
    Cash and cash equivalents                                      $ 1,987,401
    Restricted cash                                                  4,277,447
    Accounts receivable                                                342,742
    Prepaid expenses and other current assets                          241,264
                                                                   -------------
      Total current assets                                           6,848,854

Property and equipment, net                                            643,195

 Other assets
    Intangible assets, net                                             945,007
    Goodwill                                                           203,124
    Deferred financing costs                                            65,348
    Deposits                                                           180,897
                                                                   -------------
      Total other assets                                             1,394,376

                                                                   -------------
                                                                   $ 8,886,425
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                               $ 1,019,193
    Accrued interest                                                   116,961
    Accrued expenses                                                   229,351
    Current portion of capital lease                                   105,825
    Notes payable, net of debt discount                                240,069
    Notes payable - related parties,net of debt discount               587,403
    Lines of credit                                                 10,000,424
    Due to officer                                                     326,580
    Commissions payable                                              1,119,476
                                                                   -------------
      Total current liabilities                                     13,745,282

Long-term liabilities:
    Capital lease, net of current portion                              176,730
                                                                   -------------
      Total long-term liabilities                                      176,730

Stockholders' Deficit:
    Preferred stock; $.001 par value, 20,000,000
    shares authorized
      0 shares issued and outstanding                                        -
    Common stock; $.01 par value, 150,000,000
    shares authorized
      25,206,978 shares issued and outstanding                         252,069
    Additional paid-in capital                                      11,189,541
    Accumulated deficit                                            (16,477,197)
                                                                   -------------
      Total stockholders' deficit                                   (5,035,587)
                                                                   -------------

                                                                   $ 8,886,425
                                                                   =============


The accompanying notes are an integral part of these consolidated financial statements.
                                      F-2

                  MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                YEARS ENDED
                                                                                DECEMBER 31,
                                                                  --------------------------------------
                                                                          2005                  2004
                                                                  --------------------------------------

Revenues                                                          $      19,409,238   $      16,252,270

Cost of revenues                                                         15,801,366          13,912,356
                                                                  ------------------  ------------------

Gross profit                                                              3,607,872           2,339,914

Selling, general and administrative expenses                              2,238,904           2,642,341

Noncash Compensation                                                         91,225           7,674,491

Loss on impairment of intangibles                                                 -             417,880

Loss on obsolete inventory                                                        -             130,883

Depreciation and amortization                                               941,079           1,615,803
                                                                  ------------------  ------------------

Operating income (loss)                                                     336,664         (10,141,484)

Other income (expenses):

          Interest income                                                    18,130               6,032
          Interest expense                                               (1,947,283)         (1,704,910)
          Noncash interest expense                                          (68,285)             (1,561)
                                                                  ------------------  ------------------
                           Total Interest expense, net                   (1,997,438)         (1,700,439)
                                                                  ------------------  ------------------

          Other income                                                        1,650                 170
          Other expenses                                                     (7,043)                  -
                                                                  ------------------  ------------------
                           Total other income (expenses)                     (5,393)                170
                                                                  ------------------  ------------------

Net loss                                                          $      (1,666,167)  $     (11,841,753)
                                                                  ==================  ==================

Net loss per common share basic                                             $ (0.07)            $ (1.33)
                                                                  ==================  ==================

Net loss per common share diluted                                           $ (0.07)            $ (1.33)
                                                                  ==================  ==================
Weighted Average Common Shares Outstanding
      -Basic                                                             25,179,895           8,912,513
                                                                  ==================  ==================
      -Diluted                                                           25,179,895           8,912,513
                                                                  ==================  ==================

                   The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                                                          F-3

                                                   MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                          Series A Preferred    Common Stock
                                          ($.001 par value)   ($.01 par value)     Additional                 Deferred    Total
                                          ------------------ --------------------- Paid-In       Accumulated  Compen-   Stockhlders'
                                          Shares    Amount     Shares      Amount  Capital          Defict    sation      Deficit
                                         ---------- -------- -----------  -------- ------------ ------------- -------- -------------

Balance, December 31, 2003                       -  $     -   3,966,291   $15,865  $ 1,978,579  $ (1,665,667) $(6,250) $    322,527
                                         ---------- -------- -----------  -------- ------------ ------------- -------- -------------

  Preferred Stock in connection with
  reverse acquisition                    1,351,640    1,351           -         -      (1,351)             -        -             -

  Issuance of common stock for services          -        -      25,000       100      29,900              -        -        30,000

  Issuance of options to employees
  and consultants                                -        -           -         -   5,304,418              -        -     5,304,418

  Exercise of stock options                      -        -      62,500       250      24,750              -        -        25,000

  S corporation distributions                    -        -           -         -           -       (270,010)       -      (270,010)

  Issuance of shares for payment on
  Available Money, Inc.                          -        -   1,470,589     5,882   1,994,118              -        -     2,000,000

  Note Discount on 25,000 warrants
  issued                                         -        -           -         -       8,846              -        -         8,846

  Pursuant to original merger agreement
  Series A Preferred Stockholders,
  received 10 shares MCAM per preferred
  share                                 (1,351,640)  (1,351) 13,516,400    54,066     (52,715)             -        -             -

  Conversion of beneficial interest
  dividend - preferred stockholder's
  received 11.5 shares instead of 10             -        -   2,027,460     8,109   1,025,492     (1,033,600)       -             1

  Common stock issued for canceled
  warrants                                       -        -   4,370,013    17,480    2,271,020             -        -     2,288,500

  Canceled shares in connection with
  Available Money, Inc. Purchase                 -         - (1,470,589)   (5,882)  (1,994,118)            -        -    (2,000,000)

  Amortization of deferred compensation          -         -          -         -            -             -    6,250         6,250

  Change in par value                            -         -          -   143,806     (143,806)            -        -             -

  Net Loss                                       -         -          -         -            -   (11,841,753)       -   (11,841,753)
                                         ---------- -------- -----------  -------- ------------ ------------- -------- -------------

Balance, December 31, 2004                       -         - 23,967,664   239,676   10,445,133   (14,811,030)       -    (4,126,221)
                                         ---------- -------- -----------  -------- ------------ ------------- -------- -------------

  Issuance of common stock for services          -         -     75,000       750        57,000            -        -        57,750

  Sale of common stock, net of offering
  costs of $22,500                               -         -    984,314     9,843       469,657            -        -       479,500

  Exercise of stock options and warrants         -         -    180,000     1,800             -            -        -         1,800

  Benficial conversion feature for 112,500
  warrants                                       -         -          -         -       190,337            -        -       190,337

  Issuance of 60,000 warrants to
  consultants for services                       -         -          -         -        27,414            -        -        27,414

  Net Loss                                       -         -          -         -             -   (1,666,167)       -    (1,666,167)
                                         ---------- -------- -----------  -------- ------------ ------------- -------- -------------
Balance, December 31, 2005                       -  $      -  25,206,97   $252,069 $ 11,189,541 $(16,477,197)       -  $ (5,035,587)
                                         ========== ======== ===========  ======== ============ ============= ======== =============

                        The Accompanying notes are an intergral part of these consolidated financial statements.

                  MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                                        Years Ended
                                                        December 31,
                                            ------------------------------------
                                                   2005                2004
                                            -----------------    ---------------
Cash flows from operating activities:

  Net loss                                  $   (1,666,167)      $ (11,841,753)
  Adjustments used to reconcile net loss
  to net cash provided (used) by operating
  activities:
  Depreciation and amortization                    941,079           1,615,803
  Amortization of debt discount                     68,313               1,561
  Inventory write-down                                   -             130,883
  Loss on impairment of intangibles                      -             417,880
  Issuance of common stock for services             57,750                   -
  Issuance of stock options for services                 -           4,877,050
  Issuance of warrants for services                 27,414           2,760,426

  Increase (decrease) in:
     Accounts payable                              (45,219)            822,288
     Accrued interest                               34,071                   -
     Accrued expenses                               54,187              47,785
     Commissions payable                           197,144           1,009,211
  (Increase) decrease in:
     Prepaid expenses and other current
     assets                                         34,074              39,146
     Accounts receivable                           465,424            (782,498)
     Proceeds from refundable deposit               43,200                   -
     Deposits                                     (100,000)                  -
                                           -----------------    ----------------
Net cash provided (used) by operating
activities                                         111,270            (902,217)

Cash flows from investing activities:
    Cash received in acquisition                         -              27,398
    Purchases of property and equipment           (171,338)           (157,391)
    Cash paid for acquisition and
    intangible assets                             (496,176)         (4,109,381)
    Cash paid for loan cost on
    convertible debt                               (15,525)                  -
                                           -----------------    ----------------
Net cash used by investing
activities                                        (683,039)         (4,239,374)

Cash flows from financing activities:
    Net change in lines of credit                1,919,869           5,501,523
    Capital lease obligation                             -              95,722
    Payments on capital lease obligation          (105,515)            (18,356)
    Proceeds (Repayments) in loans payable        (500,000)          2,000,000
    Advances (to) from officer                    (164,575)            192,280
    Proceeds from notes payable                     25,000             183,443
    Payments on notes payable                     (140,135)                  -
    Proceeds from issuance of convertible
    promissory notes                               700,000
    Decrease (increase) in loans receivable              -             (43,000)
    Increase in dividens payable                         -              23,710
    Sale of common stock, net of $22,500 of
    offering costs                                 479,500                   -
    Exercise of stock options and warrants           1,800              25,000
    Dividends                                            -            (270,010)
                                           -----------------    ----------------
Net cash provided by financing
activities                                       2,215,944           7,690,312

NET INCREASE IN CASH                             1,644,175           2,548,721

CASH, beginning of year                          4,620,673           2,071,952
                                           -----------------    ----------------
CASH, end of year                          $     6,264,848      $    4,620,673
                                           ================     ================
Supplemental disclosures:

Cash paid during the period for interest   $     1,947,283      $    1,700,439
                                           ================     ================
Non-cash transactions affecting
investing and financing activities:

Acquisition of software                    $        43,000                   -
                                           ================    =================
Acquistion of equipment under
capital lease                              $       246,388                   -
                                           ================    =================
Exchange for reduction in note
payable due to litigation                  $       150,000                   -
                                           ================    =================
Exchange for reduction in loan payable
due to litigation                          $     1,500,000                   -
                                           ================    =================
Reduction of loan payable officer in
exchange for related accrual               $       175,000                   -
                                           ================    =================
Record beneficial conversion feature
for convertible debt and Detachable
warrants                                   $       190,337                   -
                                           ================    =================
Settlement with Vendor                     $       170,000                   -
                                           ================    =================

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization

Money Centers of America Inc. (the "Company" or "MCA"), a Delaware corporation, was incorporated in October 1997. The Company is a single source provider of cash access services, ONSwitch(TM) Transaction Management System, and the Omni Network. The Company has combined advanced technology with personalized customer services to deliver ATM, Credit Card Advance, POS Debit, Check Cashing Services, CreditPlus (outsourced marker services), cash access host program, customer data sharing and merchant card processing.

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

Pursuant to the terms of a Stock Purchase Agreement between iGames, Helene Regen and Samuel Freshman dated January 6, 2004 (the "Stock Purchase Agreement"), iGames acquired all of the issued and outstanding shares of capital stock of Available Money, Inc. (AM)(Wholly owned subsidiary), a provider of ATM cash access services based in Los Angeles, California. The purchase price of this transaction was $3,850,000, $2,000,000 of which was paid in cash at closing and $1,850,000 of which was paid in cash on April 12, 2004. $2,100,000 of the purchase price was assigned to contract rights. Acquired contract rights are considered to have a finite life, pursuant to SFAS 142, to be amortized over the period the asset is expected to contribute to future cash flows. MCA expects the period to be 1 to 4 years. The contract rights will also be subject to periodic impairment tests.

Note 2 - Basis of Presentation and Significant Accounting Policies

(A)  Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated. The Company and its subsidiary have fiscal years ending on December 31.

(B) Principles of Consolidation

The  Company   consolidates  its  wholly  owned   subsidiary.   All  significant
intercompany accounts and transactions have been eliminated in consolidation.

(C) Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

Significant estimates during 2005 and 2004 include depreciable lives on equipment, the valuation of stock options granted for services, the value of warrants issued in connection with debt related financing, valuation of intangible assets not having finite lives and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

(D)  Cash and Cash Equivalents and Compensating Balances

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2005, the balance exceeded the federally insured limit by $148,105. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

Additionally, the Company had $30,000 maintained under a compensating balance agreement. The $30,000 is retained due to potential dishonorment of bad checks that are unforeseen. There is an informal agreement between our bank and our lender that requires this compensating balance agreement.

 (E)  Restricted Cash

Restricted cash is the balance of cash that is in the Company's bank accounts and network that is used as collateral for our asset based lender (See Note 5). The Company does not have access to this cash unless there is an amount over and above the required amount of collateral. In order to pay operating expenses, the Company requests that the asset based lender transfer funds into the Company's unrestricted cash accounts. The restricted cash balance at December 31, 2005 was $4,277,447.

(F)      Accounts Receivable

Accounts receivable arise primarily from ATM, credit card advances and check cashing services provided at casino locations. Concentration of credit risk related to ATM and credit card advances are limited to the processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card advances. Accordingly, no allowance was considered necessary at December 31, 2005 and 2004.

(G)      Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Equipment consists primarily of cash access devices and computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to seven years.

(H)      Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. There were no impairment charges taken during the years ended December 31, 2005 and 2004.

(I)      Goodwill, Intangibles and Related Impairment

Based on the discounted estimated cash flows of the Company over the remaining amortization period, the Company's carrying values of the assets would be reduced to their estimated fair values. Goodwill is assumed to have an indefinite life pursuant to statement of Financial Accounting Standards No. SFAS 142, "Goodwill and Other Intangible Assets" and accordingly is not amortized but subject to periodic impairment tests. Acquired contract rights are considered to have a finite life, pursuant to SFAS 142, to be amortized over the period the asset is expected to contribute to future cash flows. The Company expects the period to be 1 to 4 years. The contract rights will also be subject to periodic impairment tests. In accordance with SFAS No. 142, the Company is required to evaluate the carrying value of its intangible assets (goodwill) subsequent to their acquisition.

(J)      Internal Use Software and Website Development Costs

The Company has adopted the provisions of AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use", and Emerging Issues Task Force ("EITF") Consensus #00-2. "Accounting for Website Development Costs." The type of costs incurred by the Company in developing its internal use software and Website include, but are not limited to payroll-related costs (e.g. fringe benefits) for employees who devote time to the internal use computer software or Website project, consulting fees, the price of computer software purchased from third parties and travel expenses incurred by employees or consultants in their duties directly associated with developing the software. These costs are either expensed or capitalized depending on the type of cost and the stage of development of the software and Website.

The Company makes ongoing evaluations of the recoverability of its capitalized internal use software and Web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values. If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values. At December 31, 2005 and 2004, no such write-offs were required.

At December 31, 2005, the net book value of capitalized software was $885,403. Amortization expense for the years ended December 31, 2005 and 2004 was $7,897 and $7,209, respectively.

(K)      Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the term of the related debt. At December 31, 2005, the gross amount of deferred financing costs was $ 176,283 and related accumulated amortization was $ 110,935. At December 31, 2005 the company reflects in the accompanying consolidated balance sheet net deferred financing costs of $65,348. Amortization of deferred financing costs was $47,501 and $44,282 at December 31, 2005 and 2004, respectively.

(L)      Derivative Liabilities

In order to determine whether the Company has derivative liabilities, the Company reviewed SFAS No. 133, SFAS No. 150, EITF No. 00-19 and EITF No. 05-02, "The Meaning of Convertible Debt Instrument in Issue No. 00-19".

Pursuant to the terms of the Company outstanding convertible debt and the associated detachable freestanding warrants, management determined that no instruments should be classified as a derivative liability. Additionally, there are no other issued and outstanding instruments which require the application of the aforementioned accounting guidance.

(M)      Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

(1)      ATM's and Credit Cards

Fees earned from ATM and credit card advances are recorded on the date of transaction.

(2)      Check Cashing

Revenue is recorded from fees on check cashing services on the date the check is cashed. If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment. If the bank honors it, the amount of the check is recognized as a negative bad debt expense. Based on the quick turnaround of the check being returned by the bank on which it is drawn and the resubmission to the bank for payment, the Company feels this method approximates the allowance method, which is a Generally Accepted Accounting Principle. Based upon past history no allowance was considered necessary at December 31, 2005 and 2004, respectively.

(N)      Cost of Revenues

The cost of revenues primarily includes commissions paid, non management wages, employee benefits, bad debts, rents paid to contract lessors, transaction processing costs, cash replenishment fees, non-capitalizable operating lease fees for ATM's and repairs and maintenance of ATM's.

(O)      Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the years ended December 31, 2005 and 2004 were $44,744 and $28,381, respectively.

(P)    Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

(Q)      Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable and accrued expenses, commissions payable, notes payable, convertible notes payable, net of debt discount, line of credit and due to related party approximate fair value due to the relatively short period to maturity for these instruments.

(R)      Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at December 31, 2005 and 2004, respectively. Accordingly, the basic and diluted EPS are the same.

At December 31, 2005 and 2004 there were 6,671,111 and 5,240,688 shares of issuable common stock underlying the options, warrants and convertible debt securities, respectively.

The following table summarizes all common stock equivalents outstanding at December 31, 2005 and 2004, respectively.

                                               2005              2004
                                               ----              ----
         Common stock options               3,602,500        3,161,250
         Common stock warrants              1,457,500        2,079,438
         Convertible notes payable          1,611,111                -
                                           -----------      -----------
         Total Common Stock Equivalents     6,671,111        5,240,688
                                           ===========      ===========

(S)      Stock Based Compensation

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

During 2005 and 2004, the Company granted 477,500 and 2,967,500 options, respectively to employees that were accounted for pursuant to APB No. 25.

During 2005 and 2004, the Company granted 172,500 and 490,000 options, respectively to non-employees that were accounted for pursuant to SFAS No. 123.

In connection with stock option exercises/conversions, the Company's Board of Directors approves all such issuances at the time when the investor completes the proper paperwork and makes a formal notification exercise.

See detailed discussion of stock based compensation in Note 9.

(T)      Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement No. 151 (SFAS 151), "Inventory Costs", an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company currently believes that the adoption of SFAS 151 will not have a material impact on its financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS 123R will have a material impact on its results of operations. We are evaluating the requirements of SFAS No. 123(R) and SAB 107 to assess what impact its adoption will have on our financial position, results of operations and cash flows. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.

In May 2005, the Financial Accounting Standard Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on our financial statements.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements.

In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.

(U)  Reclassifications

Certain amounts previously reported for 2004 have been reclassified to conform with the classifications used in 2005. Such reclassifications had no effect on the reported net loss.

Note 3 -  Equipment

The major classes of property and equipment at December 31, 2005 are as follows:

Classification                         Estimated Life
                                     -------------------     -------------------
Equipment                                  5 years                 $1,242,650
Furniture                                5-7 years                    101,578
                                                             -------------------
                                                                    1,344,228
Less: accumulated depreciation                                       (701,033)
                                                             -------------------

Equipment, net                                                     $  643,195
                                                             ===================

Depreciation expense for property and equipment for the years ended December 31, 2005 and 2004 was $227,041 and $168,873 respectively.

Of the totals presented above, capitalized equipment under capital leases had a gross carrying value of $490,188 and accumulated depreciation of $130,710 at December 31, 2005. (See Note 6) The equipment under capital lease serves as collateral for the related lease obligation.

Note 4 -  Acquisition, Intangible Assets and Goodwill

On January 6, 2004, iGames acquired the capital stock of Available Money, Inc. ("Available Money") a provider of ATM cash access services, which materially represents the entire year of operations. This expanded our casino ATM business but it also propelled the Company into non-casino related ATM businesses, such as strip malls. The acquisition was accounted for under the purchase method of accounting and the results of operations of Available Money are included in the operations of the Company from January 6, 2004. The purchase price was $6,000,000. The initial goodwill recorded on this purchase was approximately $3,800,000. The remaining $2,100,000 was assigned to contract rights based on the discounted projected cash flow from the contracts through their expiration dates, using a 15% discount rate. The carrying value of intangible assets and goodwill are reviewed if the facts and circumstances suggest that they may be impaired.

During 2004, certain of the Available Money contracts were not renewed and the Company has canceled 1,470,589 shares of stock issued to the former Available Money shareholders, representing a $2,000,002 reduction in the purchase price, the Company has accordingly lowered the goodwill recorded on the purchase by $2,000,002, to approximately $1,831,000. As part of the settlement with the former owners of AM the purchase price was reduced by $150,000 and the Company reduced goodwill by $150,000 in March of 2005. As a result of the July 2005 settlements of litigation with Equitex, Inc. and Chex Services, Inc. (see Note 10 (4)) goodwill was reduced by $1,500,000 to approximately $200,000. The $1,500,000 reduction was offset against a corresponding reduction in loans payable.

Intangible assets and Goodwill at December 31, 2005 are as follows:

(a)      Intangible assets

                                 Estimated Life
                              ---------------------    ------------------
Software                          15 Years                 $     9,928
Software development costs       5-7 years                     900,039
Website development costs          3 years                      24,000
Contract rights                  1-3 years                   2,100,306
Other                              3 years                       5,108
                                                        ------------------
                                                             3,039,381
Less: accumulated amortization                              (2,094,374)
                                                        ------------------
Intangibles, net                                            $  945,007
                                                        ==================

Amortization expense, for intangible assets, for the years ended December 31, 2005 and 2004 was $666,537 and $1,402,649 respectively.

Goodwill

                                      Estimated Life              2005
                                   ---------------------    ------------------
Goodwill                              Indefinite               $203,124

Goodwill is reviewed for impairment periodically. There were no impairment charges taken for goodwill during the years ended December 31, 2005 and 2004, respectively.

The following table represents the balance of intangible assets over the next 5 years and thereafter:

  Intangible assets   Total            2006            2007            2008             2009            2010            Thereafter
  subject to          -----            ----            ----            ----             ----            ----            ----------
  amortization

  Gross capitalized   $3,039,380       $3,039,380      $3,039,380      $3,039,380       $3,039,380      $3,039,380      $3,039,380
  amount
  Accumulated         (2,070,373)      (2,187,583)     (2,294,560)     (2,382,985)      (2,471,410)     (2,559,835)     (3,039,380)
  amortization        -----------      -----------     -----------     -----------      -----------     -----------     -----------

                                       -----------     -----------     -----------      -----------     -----------     -----------
Intangibles,net       $  945,007       $  851,797      $  744,820      $  656,395       $  567,970      $   479,545      $       -
                      ===========      ===========     ===========     ===========      ===========     ===========     ===========

                      -----------      -----------     -----------     -----------      -----------     -----------     -----------
Amortization expense  $  666,537       $    93,210     $  106,977      $   88,425       $   88,425      $    88,425     $  479,545
                      -----------      -----------     -----------     -----------      -----------     -----------     -----------

Note 5 - Convertible Notes Payable, net of debt discount and Notes Payable

(A)  Convertible Notes Payable, net of debt discount

During 2005, the Company borrowed an aggregate $700,000 from seven separate individuals in the form of convertible promissory notes. Of the total borrowings, $525,000 was received from related parties. These related parties included family relatives of the Company's President and CEO totaling $500,000 and the Company's CFO for $25,000. In connection with the issuance of these convertible promissory notes, the Company issued warrants to purchase an aggregate 350,000 shares of its common stock at an exercise price of $0.01.

Pursuant to the terms of the convertible debt, the notes bear interest at 10% with default interest at 25%. All notes are unsecured and due nine months from issuance. The maturity dates occur during the period from June 2006 to September 2006. The debt is convertible at the option of the holder equivalent to an amount that is 85% of the average mean of the closing bid and ask prices for the 10 days immediately preceding the conversion by the holder. The conversion terms also contain a feature whereby the conversion price can not go below a floor amount of $0.45 ("floor"). As a result of the established floor price on these convertible debt instruments, the Company has determined that it has enough authorized and unissued shares to settle all potential conversions related to these debt instruments as well any other outstanding equity instruments that areconvertible. These convertible debt instruments are not considered derivative liabilities.

Note 5 - Convertible Notes Payable, net of debt discount and Notes Payable, continued

Rather, pursuant to the literature in APB No. 14, EITF No. 98-5 and EITF No. 00-27, these instruments are considered convertible debt that requires an allocation of proceeds between the convertible debt and related warrants.

Management used the following weighted average assumptions on the date of issue when determining the fair value of the freestanding warrants issued in connection with the convertible debt:

Expected dividend yield                                       0%
Expected volatility                                           175.48% - 176.68%
Risk free interest rate                                       4.25%
Expected life of option                                       2 years

Based on the required allocation of proceeds, the Company recorded an aggregate debt discount totaling $184,013 which is being amortized to interest expense over the lives of the related convertible promissory notes. The corresponding credit was to additional paid-in capital. During 2005, the Company recognized $61,366 as amortization of debt discount as a component of interest expense.

At December 31, 2005, the Company had the following outstanding convertible notes payable:


         Convertible notes payable                                   $175,000
         Convertible notes payable - related party                    525,000
                                                                  --------------
         Total convertible notes payable                              700,000
         Less debt discount                                          (122,647)
                                                                  ==============
         Convertible notes payable, net of debt discount             $577,353
                                                                  ==============

At December 31, 2005, the Company had the following outstanding accrued interest payable for all convertible and non-convertible debt instruments:

         Convertible notes payable - accrued interest                   $3,376
         Convertible notes payable - related party - accrued
         interest                                                       14,034
         Interest accrued on Notes Payable and Lines of Credit          96,956
         Interest  accrued on non convertible  related note (see
           Note 5(B))                                                    2,595
                                                                      ---------
         Total accrued interest payable, Convertible notes             $116,961
                                                                      =========

Note 5 - Convertible Notes Payable, net of debt discount and Notes Payable, continued

(B)  Notes Payable, net of debt discount

During 2005, the Company recorded an aggregate $195,000 from two separate individuals in the form of promissory notes. Pursuant to the terms of the notes, the notes bore interest ranging from 10% - 19.75% with default interest of 25%. The $170,000 note is collateralized by all assets of the company via an intercreditor agreement. The $25,000 is uncollaterized. The maturity dates occur during the period from September 2006 and May 2007.

Of the total, $170,000 was issued to a former customer in exchange for a mutual release and settlement of a disputed $286,043 in commissions. The Company recorded an offset to commissions expense for $116,043. The note bears interest at 19.75% per annum. All accrued interest from November 1, 2004 through and including November 1, 2005 was payable on November 1, 2005. Continuing on the first day of each month thereafter to and including May 1, 2007 payments of principal and interest in the amount of $10,989. At December 31, 2005, the Company has repaid $8,191 in principal, leaving a remaining balance of $161,809.

In December 2005 the Company borrowed $25,000 and issued a $25,000 promissory note, the Company recorded a debt discount of $6,324, related to the 12,500 warrants issued in connection with this note. At December 31, 2005, the Company recorded amortization of debt discount totaling $703 as a component of interest expense. The remaining $5,621 is being amortized over the life of the promissory note.

On September 10, 2004, the Company borrowed $210,000 from a family member of our chief executive officer to pay an advance on commissions to a casino. This note is shown net of a discount of $8,846 for the value of warrants issued in conjunction with the loan along with the corresponding amortization of the note discount of $7,805. The discount of $8,846 is amortized over 17 months beginning October 1, 2004. The note bears interest at 10% per annum and is payable monthly, beginning October 1, 2004. The principal amount of this note is repayable in monthly payments payable on the 1st day of each month commencing with the second month following the month in which the Company commences operations at the Casino. As additional consideration for extending the principal amount of this loan to the Company, the Company has issued warrants to purchase 50,000 of the Companys common stock at an exercise price of .33 per share. In the event that the principal amount of this note plus all accrued interest thereon was paid in full on or before March 31, 2006, 25,000 warrants would be canceled. On September 10, 2004, the company recorded 25,000 warrants at its fair value of $8,846 as additional interest expense and in March 2006 the Company will record the remaining 25,000 warrants also as additional interest expense as this note has been extended. During 2005, the Company repaid this related party $131,943 in connection with this promissory note issued during 2004.

During 2005, the Company reflected aggregate principal repayments of $140,135 for all non-convertible promissory notes.

Note 5 - Convertible Notes Payable, net of debt discount and Notes Payable, continued

At December 31, 2005, the Company had the following outstanding notes payable:


         Notes payable                                               $186,809
         Notes payable - related party                                 70,000
                                                                     ----------
         Total notes payable                                          256,809
         Less debt discount                                            (5,621)
                                                                     ==========
         Note payable, net of debt discount                          $251,188
                                                                     ==========

Note 6 - Capital Leases

On February 1, 2005 the Company entered into a new capital lease for 6 ATM machines at the Sandia Casino. The capitalized cost of the ATM machines is $105,938. The terms of this lease require an approximately $30,000 down payment 90 days from installation with the remaining balance of approximately $75,000 will be financed over 59 months, at 8.211% for $1,500 per month. This note is collateralized by the equipment.

Between June 15, 2005 and July 31, 2005 the Company entered into a new capital lease for 5 ATM machines at the Tropicana Casino in Las Vegas. The approximate capitalized cost of the ATM machines is $88,400. The terms of this lease require an approximately $25,000 down payment 90 days from installation with the remaining balance of approximately $63,000 financed over 59 months, at 8.211% for approximately $1,330 per month. This note is collateralized by the equipment.

In 2005 the Company entered into a new capital lease for 1 ATM machine at a software development office located in Boca Raton, Florida. The capitalized cost of the ATM machine is $18,000. The terms of this lease require an approximately $5,000 down payment 90 days from installation with the remaining balance of approximately $13,000 financed over 59 months, at 8.211% for $266 per month. This note is collateralized by the equipment.

On July 16, 2005 the Company entered into a new capital lease for 2 ATM machines at Jerry's Nugget Casino in Las Vegas. The capitalized cost of the ATM machines is $34,500. The terms of this lease require an approximately $10,000 down payment 90 days from installation with the remaining balance of approximately $24,500 financed over 59 months, at 8.211% for $530 per month. This note is collateralized by the equipment.

Capital lease obligations at December 31, 2005 consisted of the following:

Obligation  under  capital  lease,  imputed  interest  rate  at        $ 35,553
12.78%; due May 2007; collateralized by equipment

Obligation  under  capital  lease,  imputed  interest  rate  at          32,988
8.21%; due December 2009; collateralized by equipment

Obligation  under  capital  lease,  imputed  interest  rate  at          32,988
8.21%; due December 2009; collateralized by equipment

Obligation  under  capital  lease,  imputed  interest  rate  at          69,081
7.95%; due March 2010; collateralized by equipment

Obligation under capital lease,  imputed interest rate at 8.3%;          11,411
due March 2010; collateralized by equipment

Obligation  under  capital  lease,  imputed  interest  rate  at          34,111
11.63%; due July 2010; collateralized by equipment

Obligation  under  capital  lease,  imputed  interest  rate  at          66,423
9.74%; due July 2010; collateralized by equipment

Less: current maturities                                               (105,825)
                                                                     -----------
Long term obligation, net of current portion                         $  176,730
                                                                     ===========
Future minimum lease payments for equipment acquired under capital leases at December 31, 2005 are as follows:

    2006                                            $ 137,031
    2007                                               69,944
    2008                                               60,027
    2009                                               56,185
    2010                                               13,731
                                               ------------------
    Total minimum lease payments                      336,918
    Less amount representing interest                  54,363
                                               ------------------
    Present value of net minimum lease                282,555
    Less current portion                              105,825
                                               ------------------
                                                    $ 176,730
                                               ==================


Note 7 -  Lines of Credit

Lines of credit at December 31, 2005 consisted of the following:

Line of credit, maximum availability of $7,000,000, maturity date June 30, 2006.
Subject to various restrictive covenants, interest is payable monthly at 18% per annum,  borrowings are  collateralized by restricted cash, all the assets of the
Company,  250,000  shares of  common  stock,  and  guaranteed  by the  principal shareholder  of the Company.  The Company is required to pay a monthly  facility fee equal to 1/12% of the  highest  balance of the line  during  the  month.  At
December 31, 2005, the Company had recorded  related accrued interest payable of
$58,225 in connection with this line of credit.                                   $4,277,447

Line of  credit,  interest  is  payable  monthly  at 9% per  annum,  the line is unsecured  and due on  demand.  This line has been  established  with one of our casino customers.
                                                                                     478,000

Lines of  credit,  non-interest  bearing,  the  lines are  unsecured  and due on demand. These lines have been established with two of our casino customers.
                                                                                   2,233,267

Line of credit,  the line is  unsecured  and due on demand.  The Company  pays a fixed  stated  amount of interest  totaling  $1,000 per month.  The payments are recorded and charged to interest  expense.  This line has been  established with one of our casino  customers.  At December  31,  2005,  the Company had recorded related  accrued  interest  payable  of $1,000 in  connection  with this line of credit.
                                                                                     507,026

On April 12, 2004, the Company borrowed $2,050,000 from an asset-based lender to make the second Available Money payment. From April 12, 2004 until June 30, 2005 all interest  was accrued and added to the  principal  balance.  The Company has received a one year extension,  with renewal subject to the lender's discretion.
This extension  expires June 30, 2006. The note bears interest at 18% per annum.
This note is amortized over 5 years at $68,428 per month.  At December 31, 2005, the  Company  had  recorded  related  accrued  interest  payable  of  $37,635 in connection  with this line of credit.  The note is  guaranteed  by the  majority shareholder  of the  Company  and also  collateralized  by all the assets of the
Company.                                                                           2,504,684
                                                                                 -------------
                                                                                 $10,000,424
                                                                                 =============

                                      F-22

Lines of Credit

Note 8 - Due to Officer


During 2005, the Company issued a note to its CEO totaling $175,000. The note was issued in payment of the CEO's 2004 guaranteed bonus. This loan and other notes to our CEO bear interest at 10%, are unsecured and due on demand. The outstanding principal and related accrued interest balance at December 31, 2005 was $326,580. Of the total, $2,000 represented accrued interest payable.

Note 9 - Stockholders' Deficit

Year Ended December 31, 2005

(A)  Common Stock Issuances

         (1)  Cash

          In January 2005, the Company raised $479,500, net of offering costs of $22,500, from the sale of 984,314 shares of common stock at the price of $0.51 per share. Offering costs have been recorded as a reduction of additional paid-in capital.

         (2)  Services

          In January 2005, the Company issued 75,000 shares of common stock to its board of directors for services rendered. The Company valued the shares at the fair value on the date of issuance which was $.77 per share based on the quoted closing trading price and recorded non-cash compensation of $57,750.

         (3)  Exercise of Options/Warrants

          During the year 2005, the Company's former chief executive officer, an affiliate, and an employee exercised an aggregate 180,000 options and warrants at $.01 per share. The Company received proceeds of $1,800 from the transaction and issued 180,000 shares

(B)  Accrued Penalty Shares

At December 31, 2005, pursuant to the terms of a prior common stock offering with registration rights, the Company has accrued penalties in the amount of 135,000 shares. The Company has valued these shares at $78,798 based on the quoted closing trading price every two weeks when the penalty accrues. The fair value of the penalty has been recorded as a component of accrued expenses. In February 2006, the Company's Form SB-2 was declared effective. Pursuant to the terms of the original agreement once a registration statement had been declared effective, accrual of penalty shares is no longer required. As of February 2006, the penalty shares have ceased accruing.

(C)  Stock Options

The Company follows fair value accounting and the related provisions of APB No. 25 for employees and SFAS No. 123 for all share based payment awards to its non-employees. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock options and warrants activity with employees and non-employees during 2005:

(1)      Option Grants - Employees

          During 2005, the Company granted an aggregate 477,500 stock options to employees. The grants had exercise prices ranging from $0.33 to $0.77 per share. Of the total, 225,000 options had specific vesting provisions. 200,000 options vest ratable over a two year period and the remaining 25,000 options vest 50% in June 2006 and 50% in December 2006. These options had expiration dates ranging from 3 years to 10 years from the date of issuance.

(2)      Options/ Warrants Exercised - Employees

          In February 2005, the Company's former chief executive officer and an affiliate exercised 150,000 warrants at $.01 per share. The Company received proceeds of $1,500 from the transaction and issued 150,000 shares of common stock.

          In June 2005, an employee exercised 30,000 options at $.01 per share. The Company received proceeds of $300 from the transaction and issued 30,000 shares of common stock.

(3)      Option Forfeitures - Employees

          In August 2005, 6,250 shares of a previous employee's option with an exercise price of $.40 expired.

(4)      Weighted Average Assumptions for 2005 Option Grants - Employees

Exercise prices on grant dates                     $0.01 - $0.77
------------------------------------    ------------------------------
Expected dividend yield                                       0%
------------------------------------    ------------------------------
Expected Volatility                                  150% - 205%
------------------------------------    ------------------------------
Risk free interest rates                                   3%-4%
------------------------------------    ------------------------------
Expected lives of options                             2-10 years
------------------------------------    ------------------------------

Employee stock option activity for the years ended December 31, 2005 and 2004 are summarized as follows:

                                           Number of Shares          Weighted Average Exercise Price
                                       ------------------------     ---------------------------------

Outstanding at December 31, 2003               193,750                        $ 2.11
     Granted                                 2,967,500                           .02
     Exercised                                       -                             -
     Cancelled/Expired                               -                             -
                                       ------------------------     ---------------------------------
Outstanding at December 31, 2004             3,161,250                        $  .15
     Granted                                   477,500                           .49
     Exercised                                 (30,000)                         (.01)
     Cancelled/Expired                          (6,250)                         (.40)
                                       ------------------------     ---------------------------------
Outstanding at December 31, 2005             3,602,500                        $  .19

Weighted Average Fair Value of 2005
Grants                                                                           .19
                                       ------------------------     ---------------------------------

The following table summarizes the Company's employee stock options outstanding at December 31, 2005:

                                                                    Options Outstanding

       Range of Exercise                                              Weighted Average          Weighted Average
       Price                            Number                        Remaining Life            Exercise Price

                .01                          2,875,000                    8.01-8.06                     .01
       -----------------------         -------------------------     ---------------------     ----------------------
                .33                            127,500                    2.00-2.96                     .27
                .42                            200,000                         8.46                     .42
            .70-.77                            212,500                    8.34-9.05                     .75
          2.00-2.28                            187,500                    7.50-7.84                    2.11
                                       -------------------------
                                              3,602,500
                                       =========================
        At December 31, 2005 3,452,500 stock options are exercisable with a weighted average exercise price for $.18.

The exercise prices of all options granted by the Company equal the market price at the dates of the grant. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the valuation method of SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the year ended December 31, 2005.


                                    Twelve Months Ended      Twelve Months Ended
                                  ----------------------- ----------------------
                                    December 31, 2005        December 31, 2004
                                  ----------------------- ----------------------
Net loss reported                    $(1,666,167)                $(11,841,753)
--------------------------------- ----------------------- ----------------------
Add: total stock based                   (49,675)                           -
compensation  expense  determined
under  fair value  based  method,
net of related tax effect
--------------------------------- ----------------------- ----------------------
Pro forma net loss                   $(1,715,842)                $(11,841,753)
--------------------------------- ----------------------- ----------------------
Basic loss per share
--------------------------------- ----------------------- ----------------------
     As Reported                           $(.07)                      $(1.33)
--------------------------------- ----------------------- ----------------------
     Proforma                              $(.07)                      $(1.33)
--------------------------------- ----------------------- ----------------------

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

(D)      Warrants

On July 21, 2005, as part of a settlement agreement, the Company agreed to deliver to Fastfunds Financial, Inc., Chex Services, Inc.'s corporate parent, a contingent warrant to purchase up to

500,000 shares of our common stock at a purchase price of $0.50 per share. The warrant is not exercisable until the Company achieves $1,000,000 in net income during a fiscal year. This warrant has a term of ten years and expires upon a change in control of the Company.

From September, 2005 to December 2005, pursuant to the terms of a software development agreement the Company issued 60,000 warrants to purchase common stock to a consultant at an exercise prices ranging from $.40 to $.51 per share, as consideration for services rendered.

In September, 2005, the Company borrowed an aggregate $600,000 from three individuals, including the uncle and the brother of its Chief Executive Officer evidenced by convertible notes. The Company issued to one of the lenders warrants to purchase 50,000 shares of our common stock at an exercise price of $.01 per share. (See Note 5(A))

In October 2005, 644,438 warrants with an exercise price of $4.00 expired.

In October, 2005, the Company borrowed an aggregate $100,000 from three individuals, including the Chief Financial Officer evidenced by convertible notes. The Company issued to the lenders warrants to purchase 50,000 shares of our common stock at an exercise price of $.01 per share. (See Note 5(A))

In December, 2005, the Company borrowed $25,000 from an individual evidenced by a promissory note. The Company issued the lender warrants to purchase 12,500 shares of our common stock at an exercise price of $.01 per share. The Company recorded a debt discount in the amount of $6,324 and as of December 31, 2005 has amortized $703 of this debt discount. (See Note 5(B))


Warrant activity for the period ended December 31, 2005 is summarized as follows:
                                             Number of      Weighted    Average
                                             Shares             Exercise Price
                                             ---------------    ----------------
Outstanding at December 31, 2003              5,389,438              $ 4.19
     Granted                                    490,000                 .10
     Exercised                                     -                      -
     Cancelled                               (3,800,000)                .01
                                             ---------------    ----------------
Outstanding at December 31, 2004              2,079,438               $3.13
                                             ---------------    ----------------
    Granted                                     172,500                 .41
                                             ---------------    ----------------
    Exercised                                  (150,000)                .01
                                             ---------------    ----------------
    Cancelled                                  (644,438)               4.00
                                             ---------------    ----------------
Outstanding at December 31, 2005               1,457,500              $2.72
                                             ===============    ================

                              Warrants Outstanding
                     -----------------------------------------------------------
Range of Exercise                       Weighted Average    Weighted Average
Price                     Number          Remaining Life     Exercise Price
-------------------- ---------------  -----------------   ----------------------
       .01                327,500             6.73-8.06              .01
       .33-.35            125,000             3.70-8.80              .35
       .40-.44             30,000                  9.76              .42
       .47-.51             30,000             9.67-9.76              .49
       1.00                75,000                  2.50             1.00
       2.40               112,500             2.82-7.25             2.40
       4.00-6.00          757,500             1.25-2.50             4.68
                     ---------------
                        1,457,500
                        =========



All outstanding warrants are exercisable at December 31, 2005.


Year Ended December 31, 2004

In December 2003 the Company affected a 1- for- 4 reverse stock split. As a result, the Common stock par value was increased to $ .004 per share. All amounts shown have been restated to account for this split.

In August 2004, with the approval of the Board of Directors, the Company increased its authorized number of common stock issuable from 50,000,000 to 150,000,000 shares $.004 par value per share. Additionally, the Company is now authorized to issue 20,000,000 shares of preferred stock $.001 par value per share.

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

In accordance with the reverse merger accounting and the recapitalization of the Company, iGames' accumulated deficit as of the date of the reverse merger on January 2, 2004 has been restated as paid-in capital.

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

In August 2004 the Company issued 4,370,000 shares as part of the iGames merger to holders of preferred stock and warrants of iGames in excess of the respective conversion rates as consideration for certain rights given up by the holders. The shares were valued at the fair value on the date of issuance of $2,288,500.

During  the  year  ended   December  31,  2004,   the  Company   issued  capital
distributions relating to its previous status as an S Corporation of $270,010.

$2,000,000 of the Available Money purchase price was paid by tender of an aggregate of 1,470,589 shares of common stock to the previous shareholders of Available Money. All of these shares of common stock were cancelled prior to December 31, 2004 pursuant to the terms of the Available Money Stock Purchase Agreement.

In December 2004, the Company granted options to purchase 150,000 shares of its common stock at an exercise price of $.01 per share to the owners of a software development company as partial consideration for software development services. The Company valued these options at $81,000 or $.54 per share. These shares were issued pursuant to Section 4(2) of the Securities Act.

In January 2004, the Company issued options to purchase 2,695,000 shares of our common stock to Christopher M. Wolfington and options to purchase an aggregate of 590,000 shares of our common stock to 21 of our employees and consultants under our stock option plan. The securities were issued in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

On September 10, 2004, the Company borrowed $210,000 from a family member of our chief executive officer to pay an advance on commissions to an unrelated third party. Pursuant to this note the family member was issued 25,000 warrants to purchase our common stock at .33 per share.

In October 2004, the Company granted options to purchase 100,000 shares of its common stock at an exercise price of $.35 per share to its former president in connection with the termination of his employment agreement. These securities were issued pursuant to Section 4(2) of the Securities Act. The former president is currently a director.

Note 10 - Commitments and Contingencies

     (1)  Operating Leases

         In connection with converting all of the Available Money ATM's, the Company now pays rent to various mall properties where it has ATM machines. These monthly rents average $45,000 per month.

         The Company is party to a 39-month lease agreement pursuant to which it rents office space in Pennsylvania at a monthly rent of $2,635. This lease expires February 2008.

         The Company's total rent expense under operating leases was $556,686 and $422,772 for the years ended December 31, 2005 and 2004, respectively.

         Estimated rent expense under non-cancelable operating leases over the next five years is as follows:


                                    2006                $    369,197
                                                   -----------------------
                                    2007                     263,642
                                                   -----------------------
                                    2008                     236,242
                                                   -----------------------
                                    2009                     230,972
                                                   -----------------------
                                    2010                     155,485
                                                   -----------------------
                                    Total               $  1,255,538
                                                   -----------------------

     (2)  Casino Contracts

     The Company operates at a number of Native American owned gaming establishments under contracts requiring the Company to pay a rental fee to operate at the respective gaming locations.

     Typically, the fees are earned by the gaming establishment over the life of the contract based on one of the following scenarios:

(A) A dollar amount, as defined by the contract, per transaction volume processed by the Company.

(B) A percentage of the Company's profits at the respective location.

     As of December 31, 2005 the Company has recorded $943,321 of accrued commissions on casino contracts.

     Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

     (3)  Employment Agreements

         (A)  CEO

                  (1)  Employment Agreement

                    In January 2004, the Company entered into a five-year employment agreement with our Chairman, President and Chief Executive Officer. In addition to an annual salary of
                    $350,000 per year (subject to annual increases at the discretion of the Board of Directors) (the "Base Salary"), the employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar year (the "Guaranteed Bonus") and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus"). Pursuant to his employment agreement, the officer is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement. At December 31, 2005, the Company had accrued $43,750 for salary. Effective March, 2006 the Company amended the executive's agreement to reduce his guaranteed bonus for 2005 from 50% of his salary to 12.5% of his salary.

(2)      Commissions Payable

                  The company pays sales commission to sales persons closing various contracts. The CEO was paid $39,621 in sales commission for 2005.

         (B)  CFO

                    The Company entered into an agreement with its Vice President of Finance and Chief Financial Officer (CFO) dated June 14, 2005 (the "Employment Agreement") The employment term commences on June 14, 2005 and continues until the close of business on December 31, 2006, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least thirty days prior to automatic renewal. The officer's annual salary during the term of employment under the Employment Agreement shall be no less than $120,000. In addition, the officer was granted options to purchase 200,000 shares of the Company's common stock with an exercise price of $.42 per share under the Company's Amended and Restated 2003 Stock Incentive Plan, pursuant to an Award Agreement for Non-Qualified Stock Option dated June 14, 2005 entered into between the Company and the officer. The options have a term of ten years and are exercisable as follows: (a) 50,000 shall be exercisable immediately on the date of grant; (b) 50,000 shall be exercisable on June 1, 2006; and (c) 100,000 shall be exercisable on June 1, 2007. On October 20, 2005, the CFO's employment agreement was amended to increase his annual salary to $145,000 and decrease his maximum annual bonus compensation to $25,000.


 (4)  Litigation

On or about October 14, 2004, Lake Street Gaming, LLC ("Lake Street") filed a Complaint against iGames Entertainment, Inc. and Money Centers of America, Inc. ("MCA") (collectively referred to hereinafter as "iGames") in the United States District Court for the Eastern District of Pennsylvania, alleging that iGames breached an Asset Purchase Agreement ("APA") that the parties executed on or about February 14, 2003. The suit also raises claims for fraudulent misrepresentation and intentional interference with contractual relations. By virtue of the APA, Lake Street sold to iGames all of Lake Street's right, title and interest in a casino game called "Table Slots." Lake Street alleges that it is entitled to additional compensation for the game that exceeds what was agreed to. This matter is still in the pleadings stage and iGames has moved to dismiss the plaintiff's claims for fraudulent misrepresentation and intentional interference with contractual relations, as well as to strike all claims for punitive damages. We are vigorously defending this action and believe that Lake Street's claims for additional compensation and damages lack merit.

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

Note 11 -  Customer Concentrations

For the year ended December 31, 2005, approximately 44 % of total revenues were derived from operations at two full service casinos. No other customers represented more than ten percent of the Company's total revenues for the year ended December 31, 2005. (See subsequent events)

For the year ended December 31, 2004, approximately 40% of total revenues were derived from operations at 2 casinos. No other customers represented more than ten percent of our total revenues for the year ended December 31, 2004.

Note 12 -  Cash Rental Program and Related Interest Expense

Included in interest expense are monies owed to an unrelated vendor for interest charges. The interest is based on the amount of cash in the Company's Available Money ATM machines and network and is calculated on a daily basis. The balance of this cash funded by the bank in the Company's ATM machines at December 31, 2005 was approximately $11.8 million. The interest rate on the $11.8 million is prime plus zero. Effectively the company rents this cash. The Company does not reflect this cash as an asset or the loan as a liability on its balance sheet at year end. Interest expense from this cash was $544,321 for 2005.

Note 13 -  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                        December 31,
                                         ---------------------------------------
  Deferred tax assets:                          2005                  2004
                                         ------------------     ----------------
  Net operating loss carryforwards         $   2,198,000         $  1,807,000
                                         ------------------     ----------------
  Accrued expenses                               251,000              182,000
                                         ------------------     ----------------
  Depreciation and amortization                   57,000               57,000

  Less valuation allowance                    (2,506,000)          (2,046,000)
                                         ------------------     ----------------
  Net deferred tax assets                  $           -         $          -
                                         ==================     ================


The reconciliation of the income tax computed at the U.S. federal statutory rate to income tax expense for the periods ended December 31, 2005 and 2004:

                                                       December 31,
                                         ---------------------------------------
                                               2005                    2004
                                         ------------------     ----------------
  Tax benefit at federal statutory          $    620,000          $  4,005,000
  rate (34%)                             ------------------     ----------------
  Non-deductible stock compensation              (85,000)           (2,609,000)
                                         ------------------     ----------------
  Non-deductible expenses                        (75,000)             (390,000)
  Net operating losses related to                      0               824,000
  mergers                                ------------------     ----------------
  Change in valuation allowance                 (460,000)           (1,830,000)
                                         ------------------     ----------------
  Net income tax benefit                    $       -             $         -
                                         ==================     ================

FASB No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at December 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At December 31, 2005, the Company has available net operating loss carryforwards of approximately $6,465,000, which expire in the year 2021-2025. $2,425,000 of the Net Operating Losses are subject to the limitations under
Section 382 of the Internal Revenue Code relating to changes in ownership in the amount of $231,000 annually as calculated under code Section 382 of the Internal Revenue Code.

Note 14 -  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $6,896,428, a stockholders' deficit of $5,035,587 and an accumulated deficit of $16,477,197 at December 31, 2005. The Company also reflected a net loss of $1,666,167 and net cash provided by operations of $111,270, for the year ended December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 15 -  Subsequent Events

In February 2006, an employee exercised 70,000 options at $.01 per share. The Company received proceeds of $700 from the transaction and issued 70,000 shares.

In February 2006, a consultant exercised 5,000 warrants at $.01 per share. The Company received proceeds of $50 from the transaction and issued 5,000 shares.

In March 2006, the Company issued two promissory notes in the amount of $50,000. The notes bear interest at 10% per annum and all principal and interest is due at maturity December 2006 or earlier at the option of the holder upon a Change in Control. In the event that a Note is not repaid in full within ninety (90) days following the maturity date, additional interest is due and payable in an amount equal to twenty-five percent (25%) of the unpaid amount. Thereafter, additional interest accrues each sixty (60) days in an amount equal to twenty-five percent (25%) of the unpaid amount.

In April 2006, an employee exercised 25,000 options at $.01 per share. The Company received proceeds of $250 from the transaction and issued 25,000 shares.

In April 2006, the Company was given notice that a casino customer will not renew its contract which ends May 6, 2006. The Customer accounted for approximately $5.3 million in revenue and approximately $460,000 in gross profit for 2005.