Form 10QSB
period 2006-03-31
MONEY CENTERS OF AMERICA, INC.
filed 2006-05-22
CIK 1165271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended March 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission File No. 000-49723

                         Money Centers of America, Inc.
                 ---------------------------------------------

(Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                       23-2929364
----------------------------                    ---------------------------
(State  or Other  Jurisdiction                     (I.R.S. Employer
of  Incorporation  or Organization)                 Identification No.)

700 South Henderson Road, Suite 325, King of Prussia, PA 19406
--------------------------------------------------------------------------
(Address of Principal Executive Offices)

                                 (610) 354-8888
               ---------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X              No
       -------              -------

         As of May 19, 2006, 25,331,136 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding.

MONEY CENTERS OF AMERICA, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2006
INDEX TO FORM 10-QSB

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

          Item 1. Financial Statements
                  Consolidated Balance Sheet at March 31, 2006
                  (unaudited)                                               F-1

                  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2006 and 2005                F-2
                  (unaudited)

                  Consolidated  Statements  of Cash Flows for the
                  Three Months Ended March 31, 2006 and 2005                F-3
                  (unaudited)

                  Notes to Consolidated Financial
                  Statements (Unaudited)                              F-4- F-18

          Item 2. Management's Discussion and Analysis or Plan or
                  Operation                                                   4

          Item 3. Controls and Procedures                                    12

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          14

         Item 2.  Changes in Securities and Use of Proceeds                  15

         Item 3.  Defaults Upon Senior Securities                            15

         Item 4.  Submission of Matters to a Vote of Security Holders        15

         Item 5.  Other Events                                               15

         Item 6.  Exhibits                                                   15

         Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)

                                     ASSETS

Current assets:
   Restricted cash                                              $ 4,435,278
   Accounts receivable                                              197,854
   Prepaid expenses and other current assets                        226,827
                                                             ---------------
     Total current assets                                         4,859,959

Property and equipment, net                                         685,913

 Other assets
   Intangible assets, net                                           993,307
   Goodwill                                                         203,124
   Deferred financing costs                                          48,984
   Deposits                                                         180,897
                                                             ---------------
     Total other assets                                           1,426,312
                                                             ---------------
     Total assets                                               $ 6,972,184
                                                             ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                               $ 826,125
   Accrued interest                                                 148,986
   Accrued expenses                                                 215,419
   Current portion of capital lease                                 116,075
   Convertible notes payable, net of debt discount                  638,662
   Notes payable, net of debt discount                              256,982
   Lines of credit                                                8,467,696
   Due to officer                                                   312,195
   Commissions payable                                            1,207,641
                                                             ---------------
     Total current liabilities                                   12,189,781

Long-term liabilities:
   Capital lease, net of current portion                            210,732
                                                             ---------------
     Total long-term liabilities                                    210,732

     Total Liabilities                                           12,400,513

Stockholders' Deficit:
   Preferred stock; $.001 par value, 20,000,000
   shares authorized none issued and outstanding                          -

   Common stock; $.01 par value, 150,000,000
   shares authorized 25,291,136 shares issued and
   outstanding                                                      252,911

   Additional paid-in capital                                    11,200,069

   Accumulated deficit                                          (16,881,309)
                                                             ---------------
     Total stockholders' deficit                                 (5,428,329)
                                                             ---------------

     Total liabilities and stockholders' deficit                $ 6,972,184
                                                             ===============

     See accompanying notes to unaudited consolidated financial statements.
                                      F-1

                  MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                                                           2006               2005
                                                                      -------------      -------------

Revenues                                                              $ 3,839,067         $ 5,373,726

Cost of revenues                                                        3,056,745           4,669,778
                                                                      -------------      -------------

Gross profit                                                              782,322             703,948

Selling, general and administrative expenses                              607,657             691,217

Noncash Compensation                                                        6,188              69,850

Depreciation and amortization                                              75,109             181,651
                                                                      -------------      -------------
Operating income (loss)                                                    93,368            (238,770)

Other income (expenses):

           Interest income                                                  4,193               4,865
           Interest expense                                              (447,532)           (505,348)
           Noncash interest expense                                       (73,488)                  -
                                                                      -------------      -------------
                           Total Interest expense, net                   (516,827)           (500,483)
                                                                      -------------      -------------
           Other income                                                    19,152                   -
                                                                      -------------      -------------

                           Total other income                              19,152                   -
                                                                      -------------      -------------
Net loss                                                              $  (404,307)        $  (739,253)
                                                                      =============      =============
Net loss per common share - basic                                     $     (0.02)        $     (0.03)
                                                                      =============      =============

Net loss per common share - diluted                                   $     (0.02)        $     (0.03)
                                                                      =============      =============

Weighted Average Common Shares Outstanding During the period
      -Basic                                                           25,179,895          25,126,978
                                                                      =============      =============

      -Diluted                                                         25,179,895          25,126,978
                                                                      =============      =============

     See accompanying notes to unaudited consolidated financial statements.
                                       F-2

                  MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                            2006         2005
                                                                       ------------  ------------

Cash flows from operating activities:
    Net loss                                                           $ (404,307)   $ (739,253)
    Adjustments used to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                      74,632       181,651
        Amortization of debt discount                                      65,228         1,561
        Issuance of common stock for services                               3,938             -
        Issuance of stock options for services                                  -        57,750
    Changes in operating assets and liabilities:
        (Increase) decrease in:
          Prepaid expenses and other current assets                        14,437        15,189
          Accounts receivable                                             144,888      (114,693)
                                                                       ------------  ------------
        Increase (decrease) in:
          Accounts payable                                               (193,068)      282,907
          Accrued interest                                                 32,025             -
          Accrued expenses                                                 29,818        (1,343)
          Commissions payable                                              88,165       310,969
          Payroll liabilities                                                   -           821
                                                                       ------------  ------------
Net cash used in operating activities                                    (144,244)       (4,441)
                                                                       ------------  ------------
Cash flows from investing activities:
    Purchases of property and equipment                                    (9,706)     (148,569)
    Cash paid for acquisition and intangible assets                       (60,000)     (105,000)
                                                                       ------------  ------------

Net cash used in investing activities                                     (69,706)     (253,569)
                                                                       ------------  ------------
Cash flows from financing activities:
    Increase in restricted cash                                                 -      (772,107)
    Net change in lines of credit                                      (1,532,533)      575,163
    Capital lease obligation                                                    -       116,515
    Payments on capital lease obligations                                 (35,328)      (38,690)
    Advances to officer                                                   (58,135)       (8,565)
    Proceeds from notes payable                                            50,000             -
    Payments on notes payable                                             (40,374)       (7,939)
    Decrease in loans receivable                                                -        15,000
    Sale of common stock, net of $22,500 of offering costs                      -       479,500
    Exercise of stock options and warrants                                    750         1,500
                                                                       ------------  ------------
Net cash provided by (used in) financing activities                    (1,615,620)      360,377
                                                                       ------------  ------------
NET INCREASE (DECREASE) IN CASH                                        (1,829,570)      102,367

CASH, beginning of period                                               6,264,848       432,897
                                                                       ------------  ------------

CASH, end of period                                                    $4,435,278    $  535,264
                                                                       ============  ============

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                           $  447,532    $  505,348
                                                                       ============  ============
    Cash paid during the period for taxes                              $        -    $        -
                                                                       ============  ============

Supplemental disclosure on non-cash investing and financing activities:

    Acquisition of equipment under capital lease                       $   79,580    $        -
                                                                       ============  ============
    Reduction of loan payable officer in exchange for related
    accrual                                                            $   43,750    $        -
                                                                       ============  ============
    Record beneficial conversion feature for convertible debt
      and freestanding warrants                                        $    6,682    $        -
                                                                       ============  ============


     See accompanying notes to unaudited consolidated financial statements.
                                       F-3

                  MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Money Centers of America Inc. (the "Company" or "MCA"), a Delaware corporation, was incorporated in October 1997. The Company is a single source provider of cash access services, OnSwitch TM Transaction Management System, and the Omni Network TM. The Company has combined advanced technology with personalized customer services to deliver ATM, Credit Card Advance, POS Debit, Check Cashing Services, CreditPlus (outsourced marker services), cash access host program, customer data sharing and merchant card processing.

(A)  Basis of Presentation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The unaudited consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated. The Company and its subsidiary have fiscal years ending on December 31.

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

Significant estimates during 2006 and 2005 include depreciable lives on equipment, the valuation of stock options granted for services, the value of warrants issued in connection with debt related financing, valuation of intangible assets not having finite lives and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

(D)  Cash and Cash Equivalents and Compensating Balances

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2006, the balance did not exceed the federally insured limits. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

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

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006
 (E)  Restricted Cash

Restricted cash is the balance of cash that is in the Company's bank accounts and network that is used as collateral for our asset based lender (See Note 5). The Company does not have access to this cash unless there is an amount over and above the required amount of collateral. In order to pay operating expenses, the Company requests that the asset based lender transfer funds into the Company's unrestricted cash accounts. The restricted cash balance at March 31, 2006 was $4,435,278.

(F)      Accounts Receivable

Accounts receivable arise primarily from ATM, credit card advances and check cashing services provided at casino locations. Concentration of credit risk related to ATM and credit card advances are limited to the processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card advances. Accordingly, no allowance was considered necessary at March 31, 2006 and 2005.

(G)      Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Equipment consists primarily of cash access devices and computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to seven years.

(H)      Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. There were no impairment charges taken during the periods ended March 31, 2006 and 2005.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

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

The Company makes ongoing evaluations of the recoverability of its capitalized internal use software and Web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values. If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values. At March 31, 2006 and 2005, no such write-offs were required.

At March 31, 2006, the net book value of capitalized software was $943,326. Amortization expense for the periods ended March 31, 2006 and 2005 was $2,077 and $1,947, respectively.

(K)      Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the term of the related debt. At March 31, 2006, the gross amount of deferred financing costs was $ 176,283 and related accumulated amortization was $ 127,299. At March 31, 2006 the company reflects in the accompanying consolidated balance sheet net deferred financing costs of $48,984. Amortization of deferred financing costs was $16,364 and $10,919 at March 31, 2006 and 2005, respectively.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

(L)      Derivative Liabilities

In order to determine whether the Company has derivative liabilities, the Company reviewed SFAS No. 133, SFAS No. 150, EITF No. 00-19 and EITF No. 05-02, "The Meaning of Convertible Debt Instrument in Issue No. 00-19".

Pursuant to the terms of the Company's outstanding convertible debt and the associated detachable freestanding warrants, management determined that no instruments should be classified as a derivative liability. Additionally, there are no other issued and outstanding instruments which require the application of the aforementioned accounting guidance.

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

(2)      Check Cashing

Revenue is recorded from fees on check cashing services on the date the check is cashed. If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment. If the bank honors it, the amount of the check is recognized as a negative bad debt expense. Based on the quick turnaround of the check being returned by the bank on which it is drawn and the resubmission to the bank for payment, the Company feels this method approximates the allowance method, which is a Generally Accepted Accounting Principle. Based upon past history no allowance was considered necessary at March 31, 2006 and 2005, respectively.

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

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICYS continued

(O)      Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the periods ended March 31, 2006 and 2005 were $25,224 and $14,229, respectively.

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

(R)      Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at March 31, 2006 and 2005, respectively. Accordingly, the basic and diluted
EPS are the same.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

At March 31, 2006 and 2005 there were 6,595,556 and 5,240,688 shares of issuable common stock underlying the options, warrants and convertible debt securities, respectively.


The following table summarizes all common stock equivalents outstanding at March 31, 2006 and 2005, respectively.

                                              2006               2005
                                              ----               ----
         Common stock options               3,532,500         3,161,250
         Common stock warrants              1,507,500         2,079,438
         Convertible notes payable          1,555,556                 -
                                           -----------       -----------
         Total Common Stock Equivalents     6,595,556         5,240,688
                                           ===========       ===========

(S)      Stock Based Compensation

We previously accounted for stock-based compensation issued to our employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net loss per share amounts are presented as if the fair value method had been used during the three months ended March 31, 2005 in accordance with the Company's adoption of SFAS 123(R) effective January 1, 2006.

For purposes of the following disclosures during the transition period of adoption of SFAS 123(R), the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2006: expected dividend yield of 0%; expected volatility of 150%; risk-free interest rate of 4%; and an expected term of 7 to 10 years for options and warrants granted. Had the compensation cost for the quarter ended March 31, 2005 been determined based on the fair value at the grant, our net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amount for that period indicated below. For the quarter ending March 31, 2006, the net income and earnings per share reflect the actual deduction for option expense as compensation. Compensation recorded for stock options is a non-cash expense item.

                                                       Three Months Ended
                                                            March 31
                                                      2006           2005
                                                      -----          ----

Net income (loss) - as reported                     $(404,307)   $(739,253)

Less:  stock-based employee compensation                          (115,380)
determined under the

Net income (loss)                                    (404,307)    (854,633)
                                                    ===========   ==========

Basic and  Diluted  earnings  (loss)per  share-as
reported                                               $(0.02)      $(0.03)

Basic and Diluted  earnings  (loss) per share-pro
forma                                                  $(0.02)      $(0.03)

  2. UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying unaudited consolidated financial statements for the interim periods reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the unaudited consolidated financial position, operating results and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2005 and notes thereto contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full year ending December 31, 2006.

3. CONVERTIBLE NOTES PAYABLE, NET OF DEBT DISCOUNT AND NOTES PAYABLE

(A) Convertible Notes Payable, net of debt discount

At March 31, 2006, the Company had the following outstanding convertible notes payable:

         Convertible notes payable                                   $175,000
         Convertible notes payable - related party                    525,000
                                                                  --------------
         Total convertible notes payable                              700,000
         Less: debt discount                                          (61,338)
                                                                  ==============
         Convertible notes payable, net of debt discount             $638,662
                                                                  ==============

At March 31, 2006, the Company had the following outstanding accrued interest payable for all convertible and non-convertible debt instruments:

         Convertible notes payable - accrued interest                 $5,781
         Convertible notes payable - related party - accrued
         interest                                                     26,979
         Interest accrued on Notes Payable and Lines of Credit       103,721
         Interest  accrued on non convertible  related note
                                                                      12,505
                                                                    ---------
         Total accrued interest payable                             $148,986
                                                                    =========

In March 2006, the Company granted 25,000 warrants to a related party lender pursuant to a promissory note requiring the issuance of such warrants provided the original principal and interest was not paid in full by March 1, 2006. The payment represents additional interest as consideration for extending the note. Based upon the following factors used to determine the fair value of these warrants, the Company attributed a fair value to these warrants of $9,300 and recorded them as non cash interest.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

(B) Notes Payable, net of debt discount

In March 2006 the Company borrowed an aggregate $50,000 evidenced by two separate $25,000 promissory notes. The Company recorded a debt discount of $6,682 related to the beneficial conversion feature attributed to the 25,000 warrants issued in connection with these notes. At March 31, 2006, the Company recorded amortization of debt discount for these notes totaling $742 as a component of interest expense. The remaining $5,940 of debt discount is being amortized over the life of the promissory note.

The following Weighted Average Assumptions reflect all 2006 Option/Warrant
Grants

Exercise price on grant date                  $0.01- $0.33
------------------------------------    ----------------------
Expected dividend yield                                 0%
------------------------------------    ----------------------
Expected Volatility                                   150%
------------------------------------    ----------------------
Risk free interest rate                                 4%
------------------------------------    ----------------------
Expected life of option                        7- 10 years
------------------------------------    ----------------------

During 2006, the Company reflected aggregate principal repayments of $40,374 for all non-convertible promissory notes.

At March 31, 2006, the Company had the following outstanding notes payable:

         Notes payable                                           $211,435
         Notes payable - related party                             55,000
                                                                -----------
         Total notes payable                                      266,435
         Less: debt discount                                       (9,453)
                                                                ===========
         Note payable, net of debt discount                      $256,982
                                                                ===========

4. CAPITAL LEASES

In February 2006, the Company entered into a new capital lease for 4 ATM machines at the Golden Acorn Casino in Campo, California. The capitalized cost of the ATM machines is $63,685. The terms of this lease require an approximately $19,000 down payment 90 days from installation with the remaining balance of approximately $44,685 financed over 59 months, at 15.15% for $949 per month. This note is collateralized by the equipment.

In February 2006, the Company entered into a new capital lease for 1 additional ATM machine at Sandia Resort & Casino in Albuquerque, New Mexico. The capitalized cost of the ATM machine is $15,894. The terms of this lease require an approximately $5,000 down payment 90 days from installation with the remaining balance of approximately $10,894 financed over 59 months, at 14.53% for $237 per month. This note is collateralized by the equipment.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

Capital lease obligations at March 31, 2006 consisted of the following:

Obligation  under  capital  lease,  imputed  interest  rate  at       $ 29,032
12.78%; due May 2007; collateralized by equipment

Obligation  under  capital  lease,  imputed  interest  rate  at         30,795
8.21%; due December 2009; collateralized by equipment

Obligation  under  capital  lease,  imputed  interest  rate  at         30,795
8.21%; due December 2009; collateralized by equipment

Obligation  under  capital  lease,  imputed  interest  rate  at         64,765
7.95%; due March 2010; collateralized by equipment

Obligation under capital lease,  imputed interest rate at 8.3%;         11,411
due March 2010; collateralized by equipment

Obligation  under  capital  lease,  imputed  interest  rate  at         22,460
11.63%; due July 2010; collateralized by equipment

Obligation  under  capital  lease,  imputed  interest  rate  at         57,970
9.74%; due July 2010; collateralized by equipment

Obligation under capital lease, imputed interest rate at                15,894
14.53%; due March 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at                63,685
15.15%; due March 2011; collateralized by equipment

Less: current maturities                                              (116,075)

Long term obligation, net of current portion                         $ 210,732

5. DUE TO OFFICER

During 2006, the Company issued a note to its CEO totaling $43,750. The note was issued in payment of the CEO's 2005 guaranteed bonus. This loan and other notes to our CEO bear interest at 10%, are unsecured and due on demand. The outstanding principal and related accrued interest balance at March 31, 2006 was $312,195. Of the total, $2,650 represented accrued interest payable.

6. LINES OF CREDIT

Lines of credit at March 31, 2006 consisted of the following:

Line of credit, maximum availability of $7,000,000,  maturity date
May 31, 2006. Subject to various restrictive  covenants,  interest is  payable  monthly at Prime  plus  10.75% per annum,  borrowings are  collateralized  by  restricted  cash,  all the  assets of the
Company,  250,000  shares  of  common  stock,  and  guaranteed  by    $4,599,094
the  principal   shareholder  of  the  Company.   The  Company  is
required to pay a monthly facility fee equal to 1/12% of the highest balance of the line during the month. At March 31, 2006, the Company had recorded related accrued interest payable of $66,651 in connection with this line of credit.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

Line of credit,  interest is payable monthly at 9% per annum,  the       328,250
line  is  unsecured  and  due  on  demand.   This  line  has  been
established with one of our casino customers.
Line of credits, non-interest bearing, unsecured and due on 943,329 demand.
These lines have been established with two of our casino customers.
Line of credit,  unsecured  and due on demand.  The  Company  pays a fixed  stated  amount of  interest  totaling  $1,000  per month.
The payments are  recorded and charged to interest  expense.  This       228,324
line has been  established  with one of our casino  customers.  At
March  31,  2006,  the  Company  had  recorded   related   accrued
interest payable of $1,000 in connection with this line of credit.

On April 12, 2004, the Company borrowed $2,050,000 from an asset-
based lender to make the second Available Money payment. From April
12, 2004 until June 30, 2005 all interest  was accrued and added to the  principal  balance.  The Company has received a one year
extension,  with renewal subject to the lender's discretion.This       2,368,699
extension expires May 31, 2006. The note bears interest at 17% per annum. This note is amortized over 5 years at $68,428 per month.
At March 31, 2006, the Company had recorded related accrued interest payable of $35,645 in connection with this line of credit. The note is guaranteed by the majority shareholder of the Company and also collateralized by all the assets of the Company.

                                                                    ------------
                                                                     $8,467,696
                                                                    ============

7. STOCKHOLDERS' DEFICIT

Three Months Ended March 31, 2006

(A)  Common Stock Issuances

         (1)  Cash

       None

         (2)  Services

       In February 2006, the Company issued 9,158 shares of common stock to employees for services rendered. The Company valued the shares at the fair value on the date of issuance which was $.43 per share based on the quoted closing trading price and recorded non-cash compensation expense of $3,938.

         (3)  Exercise of Options/Warrants

       In February 2006, an employee and a consultant exercised an aggregate 75,000 options and warrants at $.01 per share. The Company received proceeds of $750 from the transaction and issued 75,000 shares.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

(B)  Accrued Penalty Shares

At March 31, 2006, pursuant to the terms of a prior common stock offering with registration rights, the Company has accrued penalties in the amount of 142,500 shares. The Company has valued these shares at $81,048 based on the quoted closing trading price every two weeks when the penalty accrues. The fair value of the penalty has been recorded as a component of accrued expenses. In February 2006, the Company's Form SB-2 was declared effective. Pursuant to the terms of the original agreement once a registration statement had been declared effective, accrual of penalty shares is no longer required. As of February 2006, the penalty shares have ceased accruing.

(C)  Stock Options

The Company follows SFAS No. 123 for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock option and warrant activity with employees and non-employees during 2006:

(1)      Option Grants - Employees

          None

(2)      Options/ Warrants Exercised - Employees

       In February 2006, a consultant exercised 5,000 warrants at $.01 per share. The Company received proceeds of $50 from the transaction and issued 5,000 shares of common stock.

       In February 2006, an employee exercised 70,000 options at $.01 per share. The Company received proceeds of $700 from the transaction and issued 70,000 shares of common stock.

(3)      Option Forfeitures - Employees

          None

 (4)      Weighted Average Assumptions for 2006 Option Grants - Employees

         None

Employee stock option activity for the three months ended March 31, 2006 and 2005 are summarized as follows:

                                                               Weighted Average
                                       Number of Shares         Exercise Price
                                     -------------------      ------------------


Outstanding at December 31, 2004         3,161,250                 $  .15
     Granted                               477,500                    .49
     Exercised                             (30,000)                   .01
     Cancelled/Expired                      (6,250)                   .40
                                     -------------------      ------------------
Outstanding at December 31, 2005         3,602,250                 $  .19
     Granted                                     -                      -
     Exercised                             (70,000)                   .01
     Cancelled/Expired                           -                      -
                                    --------------------      ------------------
Outstanding at March 31, 2006            3,532,500                 $  .20

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006


The following table summarizes the Company's employee stock options outstanding at March 31, 2006:

                               Options Outstanding

       Range of Exercise                  Weighted Average     Weighted Average
       Price                 Number        Remaining Life       Exercise Price

             .01           2,805,000          7.76-7.82               .01
             .33             127,500          1.75-2.72               .27
             .42             200,000               8.21               .42
         .70-.77             212,500          8.09-8.81               .75
       2.00-2.28             187,500          7.17-7.59              2.11
                         ---------------                        ----------------
                           3,532,500                                  .20
                         ===============                        ================

At March 31, 2006 3,532,500 stock options are exercisable with a weighted average exercise price of $.20.

(D)      Warrants

Warrant activity for the period ended March 31, 2006 is summarized as follows:

                                         Number of         Weighted Average
                                           Shares           Exercise Price
                                      ---------------       ----------------
Outstanding at December 31, 2004         2,079,438                $ 3.13
     Granted                               172,500                   .16
     Exercised                            (150,000)                  .01
     Cancelled                            (644,438)                 4.00
                                      ---------------       ----------------
Outstanding at December 31, 2005         1,457,500                $ 2.72
                                      ---------------       ----------------
    Granted                                 55,000                  .17
    Exercised                               (5,000)                 .01
    Cancelled                                    -                    -
                                      ---------------       ----------------
Outstanding at March 31, 2006            1,507,500               $ 2.64
                                      ===============       ================

                  MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006


                              Warrants Outstanding
           -----------------------------------------------------------
Range of Exercise                       Weighted Average      Weighted Average
Price                   Number          Remaining Life         Exercise Price
------------------  ------------      -----------------   ----------------------
      .01              352,500               6.48-7.82               .01
  .33-.35              150,000               3.45-8.56               .34
  .40-.44               30,000                    9.51               .42
  .47-.51               30,000               9.43-9.51               .49
     1.00               75,000                    2.25              1.00
     2.40              112,500               2.58-7.01              2.40
4.00-6.00              757,500               1.00-2.25              4.68
                    ------------
                     1,507,500
                    ============

All outstanding warrants are exercisable at March 31, 2006.

8. COMMITMENTS AND CONTINGENCIES

     (1)  Operating Leases

      In connection with converting all of the Available Money ATM's, the Company now pays rent to various mall properties where it has ATM machines. These monthly rents average $36,000 per month.

      The Company is party to a 39-month lease agreement pursuant to which it rents office space in Pennsylvania at a monthly rent of $2,635. This Lease expires February 2008.

      The Company's total rent expense under operating leases was $125,594 and $136,547 for the three months ended March 31, 2006 and 2005, respectively.

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

     As of March 31, 2006 the Company has recorded $986,845 of accrued commissions on casino contracts.

     Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

(3)  Employment Agreements

         (A)  CEO

                  (1)  Employment Agreement

             In January 2004, the Company entered into a five-year employment agreement with it's Chairman, President and Chief Executive Officer. In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors) (the "Base Salary"), the employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar year (the "Guaranteed Bonus") and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus"). Pursuant to his employment agreement, the officer is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement. Effective March, 2006, the Company amended the executive's agreement to reduce his guaranteed bonus for 2005 from 50% of his salary to 12.5% of his salary. At March 31, 2006, the Company had accrued $43,750 for salary.

            (2)      Commissions Payable

             The Company pays sales commission to sales persons closing various contracts. The CEO was paid $5,449 in sales commission for the first quarter of 2006.

         (B)  CFO

             The Company entered into an agreement with its Vice President of Finance and Chief Financial Officer (CFO) dated June 14, 2005 (the "Employment Agreement") The employment term commences on June 14, 2005 and continues until the close of business on December 31, 2006, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least thirty days prior to automatic renewal. The officer's annual salary during the term of employment under the Employment Agreement shall be no less than $120,000. In addition, the officer was granted options to purchase 200,000 shares of the Company's common stock with an exercise price of $.42 per share under the Company's Amended and Restated 2003 Stock Incentive Plan, pursuant to an Award Agreement for Non-Qualified Stock Option dated June 14, 2005 entered into between the Company and the officer. The options have a term of ten years and are exercisable as follows: (a) 50,000 shall be exercisable immediately on the date of grant; (b) 50,000 shall be exercisable on June 1, 2006; and (c) 100,000 shall be exercisable on June 1, 2007. On October 20, 2005, the CFO's employment agreement was amended to increase his annual salary to $145,000 and decrease his maximum annual bonus compensation to $25,000. At March 31, 2006, the Company had accrued $6,250 for salary.

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

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006
9. CUSTOMER CONCENTRATIONS

For the three months ended March 31, 2006, approximately 59% of total revenues were derived from operations at two full service casinos. No other customers represented more than ten percent of our total revenues for the three months ended March 31, 2006. (See Subsequent Events)


10. CASH RENTAL PROGRAM AND RELATED INTEREST EXPENSE

Included in interest expense are monies owed to an unrelated vendor for interest charges. The interest is based on the amount of cash in the Company's Available Money ATM machines and network and is calculated on a daily basis. The balance of this cash funded by the bank in the Company's ATM machines at March 31, 2006 was approximately $8 million. The interest rate on the $8 million is prime plus zero. Effectively the Company rents this cash. The Company does not reflect this cash as an asset or the loan as a liability on its balance sheet at March 31, 2006. Interest expense from this cash was $74,367 for the three months ended March 31, 2006.

11. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $7,329,822, a stockholders' deficit of $5,428,329 and an accumulated deficit of $16,881,309 at March 31, 2006. The Company also reflected a net loss of $404,307 and net cash used in operations of $144,244, for the three months ended March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

12. SUBSEQUENT EVENTS

 In April 2006, 2 employees exercised 40,000 options at $.01 per share. The Company received proceeds of $400 from the transaction and issued 40,000 shares.

In April 2006, the Company was given notice that a casino customer will not renew its contract which ends May 6, 2006. The Customer accounted for approximately $5.3 million in revenue and approximately $460,000 in gross profit for the year ended December 31, 2005.

In May 2006, the Company issued a promissory note in the amount of $25,000. The note bears interest at 10% per annum and all principal and interest is due at maturity February 2007 or earlier at the option of the holder or upon a Change in Control. In the event that the note is not repaid in full within ninety (90) days following the maturity date, additional interest is due and payable in an amount equal to ten percent (10%) of the unpaid amount. Thereafter, additional interest accrues each sixty (60) days in an amount equal to twenty-five percent (25%) of the unpaid amount.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those included in our Annual Report on Form 10-KSB filed on April 14, 2006. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 2 - Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis of the results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. These statements have been prepared in accordance with accounting principles generally accepted in the United States. These principles require us to make certain estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and related liabilities. On a going forward basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

History

         We are a single source provider of cash access services, the ONSwitch(TM) transaction management system and the Omni Network to the gaming industry. We combine advanced technology with personalized customer services to deliver ATM, Credit Card Advance, POS Debit, Check Cashing Services, CreditPlus outsourced marker services, and merchant card processing.


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

Current Overview

         Our core business of providing single source full service cash access services in the gaming industry is the source of our revenue and profits in 2006. We have also launched several new services in the last 2 years, such as our ONSwitch(TM) Transaction Management System, CreditPlus, Cash Services Host Program, and the Omni Network(TM) that have helped to differentiate our product offering in the marketplace.

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

         The trend towards consolidation of the major gaming companies has continued and will make it difficult to continue to offer our services in the traditional manner. The economics are too compelling for the gaming operators not to consider internalizing these operations in order to generate additional revenue and profits to service the debt associated with the consolidation. Our preparation has continued to position us to capitalize on this trend. We have prepared for this change and have already begun to offer our systems and services through the issuance of Technology and Use Agreements for our ONSwitch(TM) Transaction Management System. Instead of outsourcing the cash services operations, ONSwitch(TM) offers turn-key processing capabilities for internal use by the casino. This means casinos will license our technology so they can operate and maintain their own cash access services, including the addition of their merchant card processing. Our size makes us uniquely capable of adapting to this change. Though the license agreements do not have the same revenue potential as a traditional cash services contract, the net income derived from these agreements is higher and the user agreements are for a longer period of time. For instance, the standard outsourced contract is from one to three years in length, while we offer ONSwitch(TM) only under five to ten year licenses. It is in the casino's interest to license ONSwitch(TM) for the longer period of time as well. Also, we will not have the same capital expenditures or vault cash requirements that we experience in performing traditional cash access services. Furthermore, our larger competitors have spent years trying to conceal the economic benefits of this type of offering because their large infrastructure is designed to only support an outsourced solution.

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

         The acquisition of Available Money continues to provide challenges for management in terms of the longer than expected conversion of this portfolio to our processing platform and the renegotiation or termination of nonprofitable contracts. We have been successful in renegotiating several of the Available Money contracts to increase the fees that we can charge under those contracts, the benefits of which we began to recognize in September 2005. Certain other contracts that were not profitable and that we were unable to renegotiate have been or will be terminated. We expect that the last of the contracts we have intentionally terminated because they were unprofitable will be in the second quarter of 2006. This will continue to decrease revenue but will have a positive affect on cash flow and net income as our last 3 quarters have illustrated.

         We launched our ONSwitch(TM) Transaction Management System in January 2006 and we began to offer ONSwitch(TM) to our customers as a "turn-key" solution that they can use to process and facilitate their own transactions without using a vendor. ONSwitch(TM) allows a gaming operator to leverage existing infrastructure to internalize the delivery and operation of cash access services, retail merchant card processing, automated ticket redemption, and player's club redemptions.

         With ONSwitch(TM), we will generate revenues from licensing fees and ongoing support fees rather than providing cash access services ourselves. Although our recurring revenues from a particular casino will be substantially reduced, we will no longer incur the costs associated with on-site personnel and equipment and interest expense on the substantial working capital required for vault cash to support our current services. This will enable us to support a much larger customer base.

         We believe that the economics of our business are too compelling for gaming operators not to consider internalizing cash access operations in order to generate additional revenue and profits, especially when these operations are virtually identical to a gaming operator's core competencies. Substantially all gaming facilities provide ATM services, credit card cash advances, debit, and/or check cashing services to their customers.

         In January 2006 we also made a conscious effort to increase our sales team, both inside sales and independent sales and step up our marketing in conjunction with the marketing of ONSwitch(TM) and the Omni Network(TM). The positive effects of this effort are beginning to bear fruit. We signed 4 new contracts in April of 2006 and we have increased our sales pipeline by 400%. Our increased investment in sales and marketing in the first quarter was approximately $100,000. 60% of this increase was related to a trade show expenses to launch our new products. Although, we think this was wise investment, with the loss of our contract at the Sycuan Casino (discussed below), management believes we can be just as effective without such an increase in the tradeshow budget. We feel that the most important piece of our increased sales activity is our sales people.

         In April 2006 we were notified that our contract with the Sycuan casino would not be renewed at its May 2006 expiration. We did not lose this contract based on service or diversity of products, but rather due to very aggressive pricing by a competitor. We feel that our competitor irresponsibly bid for the business and will either lose money or provide poor customer service and less money to the casino floor.
         This contract represented approximately 27.3% of our gross revenues and 12.7% of our gross profit for the year ended December 31, 2005. Although we had hoped to retain this customer, we recognized that our contract might not be renewed and made appropriate cost reduction plans. We anticipate that we will be able to offset most if not all of the lost cash flow by curtailing of expenses, deferring certain software development, reduction in nonsales personnel, repositioning of employees, deferring certain planned investor relations activities, and a reduction in trade show expenses.

         None of the personnel reductions will be in sales. We feel that the hiring of two new sales people in January 2006 and the increased pipeline of potential business is critical to our future. As a result of these efforts and the extremely positive reception of ONSwitch(TM) and the Omni Network, we are confident that we will execute one or more letters of intent for ONSwitch(TM) in the second quarter of 2006. In addition, we believe that we will be able to offset the loss of the Sycuan contract in the near future with new traditional contracts. We have begun to illustrate this with the signing of 4 new contracts in April of 2006.

         Our current cost of capital remains high as we have delayed our efforts to recapitalize our balance sheet due to our focused efforts to deploy ONSwitch(TM) on schedule and our new sales and marketing of ONSwitch(TM). Now that these have been accomplished, we consider recapitalization of our balance sheet a major priority for the remainder of 2006. The success of this recapitalization will reduce the interest rates we pay on our lines of credit, which will lower our expenses and contribute to our profitability. The ability to continue our growth will be largely dependent on our ability to identify and secure capital at reasonable rates.

         We believe that it is necessary to increase our working capital position so that we can capitalize on the profitable trends in the industry while maintaining and servicing our current customer base and integrating acquired operations such as Available Money. Without sufficient working capital, we would be forced to utilize working capital to support revenue growth at the expense of executing on our integration and conversion plans. This would result in substantially higher operating costs without the assurance of additional revenues to support such costs

Critical Accounting Policies

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

         Revenue Recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

         ATM's and Credit Cards: Fees earned from ATM and credit card advances are recorded on the date of transaction.

         Check Cashing: Revenue is recorded from the fees on check cashing services on the date the check is cashed. If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment. If the bank honors I, the amount of the check is recognized as negative bad debt expense.

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

         Goodwill and Long-Lived Intangible Assets. The carrying value of goodwill as well as other long-lived intangible assets such as contracts with casinos is reviewed if the facts and circumstances suggest that they may be impaired. With respect to contract rights in particular, which have defined terms, this will result in an annual adjustment based on the remaining term of the contract. If this review indicates that the assets will not be recoverable, as determined based on our discounted estimated cash flows over the remaining amortization period, then the carrying values of the assets are reduced to their estimated fair values. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill And Other Intangible Assets" which eliminates amortization of goodwill and certain other intangible assets and requires annual testing for impairment. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. In our experience, forecasts of cash flows based on historical results are relatively dependable. We use the remaining contract term for estimating contract periods, which may vary from actual experience due to early termination that cannot be forecast. We use our current cost of funds, which is a variable rate, as the discount rate. Use of a higher discount rate would have the effect of reducing the calculated fair value, while use of a lower rate would increase the calculated fair value. In connection with the acquisition of Available Money (our only acquired reporting unit), goodwill was allocated based on the excess of the final purchase price over the value of the acquired contract rights, determined as described above.

         Stock Based Compensation. We previously accounted for stock-based compensation issued to our employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options.

Results of Operations
Three Months Ended March 31, 2006 (Unaudited) vs. Three Months Ended March 31, 2005 (Unaudited)


                                                   Three Months Ended   Three Months Ended
                                                   March 31, 2006 ($)   March 31, 2005 ($)      Change ($)
                                                   -------------------  -------------------    ------------

Net Loss                                                  (404,307)           (739,253)            334,946
Revenues                                                 3,839,067           5,373,726          (1,534,659)
Cost of services                                         3,056,745           4,669,778          (1,613,033)
     Commissions & Rents Paid                            1,910,124           2,940,407          (1,030,283)
     Wages & Benefits                                      618,169             508,490             109,679
     Processing Fee & Service Charges                      369,653             456,441             (86,788)
     Bad Debts                                              13,207             350,216            (337,009)
     ATM Lease Fees & Maintenance                           55,913             193,742            (137,829)
     Cash Replenishment Services                             9,386             145,015            (135,629)
     Other                                                  80,293              75,467               4,826
Gross Profit                                               782,322             708,813              73,509
Selling, General and Administrative Expenses               607,657             691,217             (83,550)
        Contributions                                        9,500                   -               9,500
     Management Compensation                               173,750             130,769              42,981
     Marketing                                              25,224              14,229              10,995
     Professional Fees                                      93,800             367,376            (273,576)
     Seminars                                               10,597                   -              10,597
     Trade Show & Sponsorships                              67,422               7,838              59,584
     Travel                                                 71,585              78,981              (7,396)
     Other                                                 155,779              92,024              63,755
Noncash Compensation                                         6,188              69,850             (63,662)
Depreciation and amortization                               75,109             181,651            (106,542)
Interest expense, net                                     (516,827)           (500,483)             16,344
Other income (expenses)                                     19,152                   -              19,152


         Our net loss decreased by approximately $335,000 during the three months ended March 31, 2006 due to an increase in gross profit of approximately $74,000 a decrease in S, G & A of approximately $176,000, a decrease in noncash compensation of approximately $64,000 due to one-time charges for noncash compensation during 2005 that were not repeated in 2006, and a decrease in depreciation and amortization of approximately $107,000 due to reduced amortization of casino contracts reflecting the termination of certain contracts in 2005

         Our revenues as a whole decreased by approximately 29% during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The Money Centers portfolio (consisting primarily of full-service casino contracts) increased 3.1%, while the Available Money portfolio (consisting of ATM contracts) decreased 74%. This reflected a conscious effort to terminate unprofitable contracts from the Available Money portfolio as demonstrated by the fact that gross profit increased. Our cost of services decreased as a percentage of revenues from 86% to 80%, primarily due to a significant reduction in bad debt expense due to better adherence to our check cashing and collection policies.

         Our selling, general and administrative expenses decreased slightly during the three months ended March 31, 2006 primarily due to decreased legal expenses reflecting the settlement of litigation in 2005, offset by increases in our trade show and marketing of new products, and sponsorship of various tribal activities. Our depreciation and amortization expenses decreased during the three months ended March 31, 2006 primarily due to the elimination of amortization that otherwise would have been realized on contracts that terminated in 2005.

         Our interest expense increased slightly by $7,044 during the three months ended March 31, 2006. Lower borrowing levels resulting from the termination of unprofitable contracts were offset by approximately $74,000 of non-cash interest expense related to certain bridge loans we took out in the latter part of 2005 and the effect of higher interest rates. Our interest rate is variable and has increased approximately 200 basis points in the last year.

         Other income in the first quarter of 2006 represented amounts received that related to the 2005 settlement of the Available Money lawsuit.

Off-Balance Sheet Arrangements

         There were no off-balance sheet arrangements during the fiscal quarter ended March 31, 2006 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Changes in Financial Position, Liquidity and Capital Resources

                                                        Three Months       Three Months
                                                        Ended March 31,    Ended March 31,
                                                          2006 ($)            2005  ($)
                                                        (Unaudited)         (Unaudited)           Change ($)
                                                     ------------------    ----------------     --------------
Net Cash Used in Operating Activities                      (144,244)            (4,441)             (139,803)
Net Cash Used in Investing Activities                       (69,706)          (253,569)              183,863
Net Cash Provided by (Used in) Financing Activities      (1,615,620)           360,377            (1,975,997)


     Net cash used in operations increased by approximately $140,000, primarily due to a decrease in our net loss combined with better collections of accounts receivable offset by a substantial reduction in accounts payable.

     Net cash used in investing activities decreased by approximately $184,000 due to the fact we did not have any new property installations in the first quarter of 2006 and we decreased our expenditures in software development.

     Net cash provided by financing activities decreased by approximately $1,976,000 during the quarter March 31, 2006 primarily because we had no need for cash to finance software development or installations of new properties . In addition, due to the timing of the end of the quarter we had reduced borrowings for our vault cash.

     A significant portion of our existing indebtedness is associated with our vault cash line of credit of $7,000,000 with Mercantile Capital, L.P., which we use to provide vault cash for our casino operations. Vault cash is not working capital but rather the money necessary to fund the float, or money in transit, that exists when customers utilize our services but we have yet to be reimbursed from the Debit, Credit Card Cash Advance, or ATM networks for executing the transactions. Although these funds are generally reimbursed within 24-48 hours, a significant amount of cash is required to fund our operations due to the magnitude of our transaction volume. Our vault cash loan accrues interest at the base commercial lending rate of Wilmington Trust Company of Pennsylvania plus 10.75% per annum on the outstanding principal balance, with a minimum rate of 15% per annum, and has a maturity date of May 31, 2006. Our obligation to repay this loan is secured by a first priority lien on all of our assets. The outstanding balance on our vault cash line of credit fluctuates significantly from day to day based on activity and collections, especially over weekends. Vault cash for our ATM operations at locations where we do not provide full cash access services (primarily Available Money customers) is provided by our ATM processing provider under the terms of the ATM processing agreement, at a cost equal to the ATM processor's cost of funds, which currently is the Prime Rate.

         We incurred $3,850,000 of debt associated with the acquisition of Available Money. $2,000,000 of this indebtedness is a loan provided by Chex Services, Inc. As a result of the settlement of our lawsuit with Equitex, Inc. and Chex Services, Inc. related to our terminated acquisition of Chex Services, Equitex and Chex Services agreed to cancel our outstanding $2,000,000 principal liability as well as any liability for accrued but unpaid interest under that promissory note and we agreed to pay Chex $500,000 within 60 days of July 21, 2005. We paid this amount in September 2005. In part in order to fund the payment to Chex Services, Inc., in September and October 2005 we borrowed $800,000 from individuals, including the uncle and brother of our Chief Executive Officer, pursuant to convertible notes that bear interest at 10% per annum and mature in September and October of 2006. Each Note is convertible into shares of our common stock at an exercise price equal to 85% of the trading price at the time of exercise, with a floor of $.45 per share.

         The final $1,850,000 of this indebtedness is part of a $2,050,000 bridge loan provided by Mercantile Capital, L.P. This bridge loan was accruing interest until June 30, 2005 when it was converted into a 5 year amortizing loan subject to annual renewal at the lender's discretion. Our obligation to repay this loan is secured by a first priority lien on all of our assets. We intend to refinance this obligation in 2006 and are making every effort to do so. We paid a facility fee of $41,000 in connection with this loan.

     On September 10, 2004, we borrowed $210,000 from the father of our chief executive officer to pay an advance on commissions to a new casino customer. This loan bears interest at 10% per annum, which is payable monthly. The principal amount of this loan is repayable in monthly payments payable on the 1st day of each month commencing with the second month following the month in which we commence operations at Angel of the Winds Casino, and continuing on the 1st day of each month thereafter, provided that, upon any merger of our company, sale of substantially all of our assets or change in majority ownership of our voting capital stock, the lender has the right to accelerate this loan and demand repayment of all outstanding principal and all unpaid accrued interest thereon. We currently are making $5,000 principal payments per month. The current balance outstanding at March 31, 2006 is $55,000. In addition, we issued the lender warrants to purchase 50,000 shares of our common stock at an exercise price of $.33 per share. Though we anticipate our operating profits will be sufficient to meet our current obligations under our credit facilities, if we become unable to satisfy these obligations, then our business may be adversely affected as Mercantile Capital will have the right to sell our assets to satisfy any outstanding indebtedness under our line of credit loan or our term loan that we are unable to repay.

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

         We are also in the process of replacing all of the former Available Money ATMs with new ATMs that will be processed on more favorable economic terms. We have entered into a capital lease agreement to acquire 71 ATMs and related equipment necessary to complete this conversion. We have reduced the number of ATM's we will acquire to 33. We have converted approximately 19 of these ATM's to our processing platform to date. The remaining capital lease agreement will require us to incur an upfront charge of approximately $80,000 and monthly rental expense of approximately $3,500 over the remaining 59 months of the lease term.

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

         Due to our accumulated deficit of $16,881,309 as of March 31, 2006 and our net losses and cash used in operations of $404,307 and $144,244, respectively, for the three months ended March 31, 2006, our independent auditors have raised substantial doubt about our ability to continue as a going concern While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow in 2006 or at any time in the future.

Item 3 - Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2006.

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

         Changes in Internal Controls

         There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried our this evaluation.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         Pursuant to the terms of a common stock offering with registration rights, we have accrued penalties in the amount of 142,500 shares, of which 7,500 shares were accrued in the first quarter of 2006. The company has valued these shares at $81,048.

         In February, 2006, we issued an aggregate of 9,158 shares of our common stock to 8 employees in lieu of a portion of cash bonuses otherwise due to them at an effective price of $.43 per share in a transaction under Rule 701 under the Securities Act.

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

4.1              Form of Specimen Stock Certificate.

10.1 Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 10-KSB filed on July 13,
                 2004).

10.2 Employment Agreement dated as of January 2, 2004 by and between iGames Entertainment, Inc. and Christopher M. Wolfington (incorporated by reference to Exhibit 10.1 of Form 10-KSB filed on July 13, 2004).

10.3 Amendment to Employment Agreement dated as of March 20, 2006 by and between Money Centers of America, Inc. and Christopher M. Wolfington.

10.4 Employment Agreement dated as of June 14, 2005 by and between Money Centers of America, Inc. and Jason P. Walsh (incorporated by reference to Exhibit 10.1 to the current Report on Form 8-K filed on June 17, 2005).

10.5 Amendment to Employment Agreement dated as of October 20, 2005 by and between Money Centers of America, Inc. and Jason
                 P. Walsh.

10.6 Loan and Security Agreement by and between iGames Entertainment, Inc. and Mercantile Capital, L.P. dated November 26, 2003 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003 filed on February 17, 2004).

10.7 Demand Note payable to the order of Mercantile Capital, L.P in the principal amount of $250,000 dated November 26, 2003 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003 filed on February 17, 2004.)

10.8 Amended and Restated Agreement and Plan of Merger By and Among Money Centers of America, Inc., Christopher M. Wolfington, iGames Entertainment, Inc., Michele Friedman, Jeremy Stein and Money Centers Acquisition, Inc., dated as of December 23, 2003 (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on January 20, 2004).

10.9 Stock Purchase Agreement For the Acquisition of Available Money, Inc. By iGames Entertainment, Inc., from Helene Regen and Samuel Freshman dated January 6, 2004 (incorporated by reference to Exhibit 1.1 of Current Report on Form 8-K filed on January 21, 2004).

10.10 Software Development Agreement effective September 1, 2004 by and between Money Centers of America, Inc. and Intuicode LLC. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2 filed on February 14, 2004 (File No. 333-122819).

14 Code of Ethics (incorporated by reference to Exhibit 14 of Form 10-KSB filed on July 13, 2004).

21               Subsidiaries of Money Centers of America, Inc.

31.1 Certification dated May 22, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.

31.2 Certification dated May 22, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason P. Walsh, Chief Financial Officer.

32 Certification dated May 22, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Christopher M. Wolfington, Chief Executive Officer and Jason P. Walsh, Chief Financial Officer.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MONEY CENTERS OF AMERICA, INC.



Date:  May 22, 2006                  By:  /s/ Christopher M. Wolfington
                                           -------------------------------------
                                               Christopher M. Wolfington
                                               Chief Executive Officer



Date:  May 22, 2006                   By: /s/ Jason P. Walsh
                                           -------------------------------------
                                               Jason P. Walsh
                                               Chief Financial Officer