Form 10QSB
period 2006-06-30
MONEY CENTERS OF AMERICA, INC.
filed 2006-08-21
CIK 1165271

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission File No. 000-49723

                           Money Centers of America, Inc.
--------------------------------------------------------------------------------

       (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                     23-2929364
------------------------------------          -------------------------------
(State  or Other  Jurisdiction  of                   (I.R.S. Employer
 Incorporation or Organization)                       Identification)


         700 South Henderson Road, Suite 325, King of Prussia, PA 19406
  ---------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (610) 354-8888
                       -----------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X                       No
        ----------                        -----------

As of August 18, 2006, 25,331,136 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding.

MONEY CENTERS OF AMERICA, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2006
INDEX TO FORM 10-QSB

                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheet at June 30, 2006 (unaudited)               1

         Consolidated Statements of Operations for the Three and Six
         Months Ended June 30, 2006 and 2005 (unaudited)                       2

         Consolidated  Statements  of Cash  Flows for the Six Months
         Ended June 30,  2006 and 2005 (unaudited)                             3

         Notes to Consolidated Financial Statements (Unaudited)             4-19

Item 2.  Management's Discussion and Analysis or Plan or Operation         20-30

Item 3.  Controls and Procedures                                             30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   31

Item 2.  Changes in Securities and Use of Proceeds                           31

Item 3.  Defaults Upon Senior Securities                                     31

Item 4.  Submission of Matters to a Vote of Security Holders                 31

Item 5.  Other Events                                                        31

Item 6.  Exhibits                                                          31-32

Signatures                                                                    33

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                    UNAUDITED

                                     ASSETS

Current assets:
    Restricted cash                                                           $ 3,369,485
    Accounts receivable                                                           132,588
    Prepaid expenses and other current assets                                     217,149
                                                                        ------------------
      Total current assets                                                      3,719,222

Property and equipment, net                                                       834,672

 Other assets
    Intangible assets, net                                                      1,038,023
    Goodwill                                                                      203,124
    Deferred financing costs                                                       40,512
    Deposits                                                                      183,476
                                                                        ------------------
      Total other assets                                                        1,465,135

                                                                        ------------------
      Total assets                                                            $ 6,019,029
                                                                        ==================

   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                            $ 750,265
    Accrued interest                                                              158,355
    Accrued expenses                                                              331,109
    Current portion of capital lease                                              179,500
    Convertible notes payable, net of debt discount                               700,000
    Notes payable, net of debt discount                                           241,855
    Lines of credit                                                             8,091,076
    Due to officer                                                                250,024
    Commissions payable                                                         1,019,793
                                                                        ------------------
      Total current liabilities                                                11,721,977

Long-term liabilities:
    Capital lease, net of current portion                                         355,598
                                                                        ------------------
      Total long-term liabilities                                                 355,598

      Total Liabilities                                                        12,077,575

Stockholders' Deficit:
    Preferred stock; $.001 par value, 20,000,000 shares authorized
      0 shares issued and outstanding                                                   -
    Common stock; $.01 par value, 150,000,000 shares authorized
      25,331,136 shares issued and outstanding                                    253,311
    Additional paid-in capital                                                 11,230,155
    Accumulated deficit                                                       (17,542,012)
                                                                        ------------------
      Total stockholders' deficit                                              (6,058,546)
                                                                        ------------------

      Total liabilities and stockholders' deficit                             $ 6,019,029
                                                                        ==================

     See accompanying notes to unaudited consolidated financial statements.
                                        1

                                      MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                                        THREE MONTHS ENDEDSIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                        --------------------------------  ----------------------------------
                                                               2006           2005              2006              2005
                                                        ----------------  --------------  ----------------  ----------------

Revenues                                                    $ 3,060,386     $ 5,427,270       $ 6,899,453      $ 10,810,853

Cost of revenues                                              2,483,274       4,131,744         5,540,019         8,801,522
                                                        ----------------  --------------  ----------------  ----------------

Gross profit                                                    577,112       1,295,526         1,359,434         2,009,331

Selling, general and administrative expenses                    500,975         628,329         1,108,632         1,319,546

Noncash Compensation                                             26,462           6,550            32,650            76,400

Depreciation and amortization                                    85,229         157,074           160,338           338,725
                                                        ----------------  --------------  ----------------  ----------------

Operating income (loss)                                         (35,554)        503,573            57,814           274,660

Other income (expenses):

         Interest income                                          4,040           4,992             8,233             1,650
         Interest expense                                      (434,456)       (461,579)         (881,988)         (966,927)
         Noncash interest expense                               (66,357)              -          (139,845)                -
         Other expenses                                        (128,376)         (4,462)         (128,376)           (4,462)
                                                        ----------------  --------------  ----------------  ----------------
            Total interest expense, net                        (625,149)       (461,049)       (1,141,976)         (969,739)
                                                        ----------------  --------------  ----------------  ----------------
         Other income                                                 -           1,650            19,152                 -
                                                        ----------------  --------------  ----------------  ----------------
            Total other income                                        -           1,650            19,152                 -
                                                        ----------------  --------------  ----------------  ----------------

Net income (loss)                                            $ (660,703)       $ 44,174      $ (1,065,010)       $ (695,079)
                                                        ================  ==============  ================  ================

Net income (loss) per common share - basic                      $ (0.03)         $ 0.00           $ (0.04)          $ (0.03)
                                                        ================  ==============  ================  ================

Net income (loss) per common share - diluted                    $ (0.03)         $ 0.00           $ (0.04)          $ (0.03)
                                                        ================  ==============  ================  ================

Weighted Average Common Shares Outstanding During the period
     -Basic                                                  25,321,805      25,180,012        25,283,079        25,157,808
                                                        ================  ==============  ================  ================

     -Diluted                                                25,321,805      28,355,887        25,283,079        25,157,808
                                                        ================  ==============  ================  ================

                                   See accompanying notes to unaudited consolidated financial statements.
                                                                         2

                                     MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                                                STATEMENTS OF CASH FLOWS
                                                       UNAUDITED

                                                                               Six Months Ended
                                                                                    June 30,
                                                                           ---------------------------
                                                                               2006           2005
                                                                           ------------   ------------
Cash flows from operating activities:
    Net loss                                                               $ (1,065,010)   $ (695,079)
    Adjustments used to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                          160,338        338,725
        Amortization of debt discount                                          131,585              -
        Issuance of warrants for services                                        3,241              -
        Issuance of common stock for services                                    3,938              -
        Issuance of stock options for services                                  23,221         57,750
    Changes in operating assets and liabilities:
        Increase (decrease) in:
          Accounts payable                                                    (268,928)       407,276
          Accrued interest                                                      41,394              -
          Accrued expenses                                                     145,508         28,743
          Commissions payable                                                  (99,683)       262,625
        (Increase) decrease in:
          Prepaid expenses and other current assets                             24,115         34,609
          Accounts receivable                                                  210,154        172,667
          Deposits                                                              (2,579)             -
                                                                           ------------   ------------

Net cash used in operating activities                                         (692,706)       607,316

Cash flows from investing activities:
    Purchases of property and equipment                                         (9,579)      (325,871)
    Cash paid for acquisition and intangible assets                           (117,500)      (379,891)
                                                                           ------------   ------------

Net cash used in investing activities                                         (127,079)      (705,762)

Cash flows from financing activities:
    Net change in lines of credit                                           (1,909,153)       304,237
    Capital lease obligation                                                         -        183,026
    Payments on capital lease obligations                                      (40,372)       (38,690)
    Advances to officer                                                       (120,306)       (20,112)
    Proceeds from notes payable                                                 75,000              -
    Payments on notes payable                                                  (81,897)      (103,821)
    Decrease in loans receivable                                                     -         30,000
    Sale of common stock, net of $22,500 of offering costs                           -        479,450
    Exercise of stock options and warrants                                       1,150          1,800
                                                                           ------------   ------------

Net cash provided by (used in) financing activities                         (2,075,578)       835,890

NET INCREASE (DECREASE) IN CASH                                             (2,895,363)       737,444

CASH, beginning of period                                                    6,264,848      4,620,673
                                                                           ------------   ------------

CASH, end of period                                                        $ 3,369,485    $ 5,358,117
                                                                           ============   ============

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                                 $ 881,988      $ 966,927
                                                                           ============   ============
    Cash paid during the period for taxes                                          $ -            $ -
                                                                           ============   ============

Supplemental disclosure on non-cash investing and financing activities:

    Acquisition of equipment under capital lease                            $ 292,915            $ -
                                                                           ============   ============
    Reduction of loan payable officer in exchange for related accrual        $ 43,750            $ -
                                                                           ============   ============
    Record beneficial conversion feature for convertible debt
      and freestanding warrants                                              $ 10,305            $ -
                                                                           ============   ============

                           See accompanying notes to unaudited consolidated financial statements.
                                                                3

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006

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

(A)    Basis of Presentation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. The Company and its subsidiaries have fiscal years ending on December 31.

(B)    Principles of Consolidation

The Company consolidates its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(D)    Reclassification

Certain prior periods balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' deficit.

(E )    Cash and Cash Equivalents and Compensating Balances

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2006, the balance did not exceed the federally insured limits. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

Additionally, the Company had $20,000 maintained under a compensating balance agreement. The $20,000 is retained due to potential dishonorment of bad checks that are unforeseen. There is an informal agreement between our bank and our lender that requires this compensating balance agreement.

 (F)    Restricted Cash

Restricted cash is the balance of cash that is in the Company's bank accounts and network that is used as collateral for our asset based lender (See Note 6). The Company does not have access to this cash unless there is an amount over and above the required amount of collateral. In order to pay operating expenses, the Company requests that the asset based lender transfer funds into the Company's unrestricted cash accounts. The restricted cash balance at June 30, 2006 was $3,369,485.

(G)    Accounts Receivable

Accounts receivable arise primarily from ATM, credit card advances and check cashing services provided at casino locations. Concentration of credit risk related to ATM and credit card advances are limited to the processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card advances. Accordingly, no allowance was considered necessary at June 30, 2006 and 2005.

(H)    Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Equipment consists primarily of cash access devices and computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to seven years.

(I)    Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. There were no impairment charges taken during the periods ended June 30, 2006 and 2005.

(J)    Goodwill, Intangibles and Related Impairment

Based on the discounted estimated cash flows of the Company over the remaining amortization period, the Company's carrying values of the assets would be reduced to their estimated fair values. Goodwill is assumed to have an indefinite life pursuant to statement of Financial Accounting Standards No. SFAS 142, "Goodwill and Other Intangible Assets" and accordingly is not amortized but subject to periodic impairment tests. Acquired contract rights are considered to have a finite life, pursuant to SFAS 142, to be amortized over the period the asset is expected to contribute to future cash flows. The Company expects the period to be 1 to 4 years. The contract rights will also be subject to periodic impairment tests. In accordance with SFAS No. 142, the Company is required to evaluate the carrying value of its intangible assets (goodwill ) subsequent to their acquisition.

(K)   Internal Use Software and Website Development Costs

The Company has adopted the provisions of AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use", and Emerging Issues Task Force ("EITF" ) Consensus #00-2. "Accounting for Website Development Costs." The type of costs incurred by the Company in developing its internal use software and Website include, but are not limited to payroll-related costs (e.g. fringe benefits) for employees who devote time to the internal use computer software or Website project, consulting fees, the price of computer software purchased from third parties and travel expenses incurred by employees or consultants in their duties directly associated with developing the software. These costs are either expensed or capitalized depending on the type of cost and the stage of development of the software and Website.

The Company makes ongoing evaluations of the recoverability of its capitalized internal use software and Web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values. If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values. At June 30, 2006 and 2005, no such write-offs were required.

At June 30, 2006, the net book value of capitalized software was $998,987. Amortization expense for the periods ended June 30, 2006 and 2005 was $3,916 and $3,916, respectively.

(L)    Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the term of the related debt. At June 30, 2006, the gross amount of deferred financing costs was $ 176,283 and related accumulated amortization was $ 135,771. At June 30, 2006 the company reflects in the accompanying consolidated balance sheet net deferred financing costs of $40,512. Amortization of deferred financing costs was $24,836 and $21,959 at June 30, 2006 and 2005, respectively.

(M)    Derivative Liabilities

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

(N)    Revenue Recognition

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

         (2)    Check Cashing

Revenue is recorded from fees on check cashing services on the date the check is cashed. If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment. If the bank honors it, the amount of the check is recognized as a negative bad debt expense. Based on the quick turnaround of the check being returned by the bank on which it is drawn and the resubmission to the bank for payment, the Company feels this method approximates the allowance method, which is a Generally Accepted Accounting Principle. Based upon past history no allowance was considered necessary at June 30, 2006 and 2005, respectively.

(O)    Cost of Revenues

The cost of revenues primarily includes commissions paid, non management wages, employee benefits, bad debts, rents paid to contract lessors, transaction processing costs, cash replenishment fees, non-capitalizable operating lease fees for ATM's and repairs and maintenance of ATM's.

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

(P)    Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the periods ended June 30, 2006 and 2005 were $38,103 and $17,405, respectively.

(Q)    Income Taxes

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

(R)    Fair Value of Financial Instruments

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

(S)    Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at June 30, 2006 and 2005, respectively. Accordingly, the basic and diluted EPS are the same.

At June 30, 2006 and 2005 there were 6,588,056 and 5,410,688 shares of issuable common stock underlying the options, warrants and convertible debt securities, respectively.

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

The following table summarizes all common stock equivalents outstanding at June 30, 2006 and 2005, respectively.

                                              2006               2005
                                              ----               ----
     Common stock options                   3,492,500         3,331,250
     Common stock warrants                  1,540,000         2,079,438
     Convertible notes payable              1,555,556                 -
                                           -----------       -----------
     Total Common Stock Equivalents         6,588,056         5,410,688
                                           ===========       ===========

(T)    Stock Based Compensation

We previously accounted for stock-based compensation issued to our employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net loss per share amounts are presented as if the fair value method had been used during the six months ended June 30, 2005 in accordance with the Company's adoption of SFAS 123(R) effective January 1, 2006.

For purposes of the following disclosures during the transition period of adoption of SFAS 123(R), the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the six months ended June 30, 2006: expected dividend yield of 0%; expected volatility of 150%; risk-free interest rate of 4%; and an expected term of 7 to 10 years for options and warrants granted. Had the compensation cost for the quarter ended June 30, 2005 been determined based on the fair value at the grant, our net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amount for that period indicated below. For the quarter ending June 30, 2006, the net income and earnings per share reflect the actual deduction for option expense as compensation. Compensation recorded for stock options is a non-cash expense item.

                                                          Six Months Ended
                                                              June 30
                                                       2006            2005
                                                       ----            ----
Net income (loss) - as reported                     $(1,065,010)   $(695,079)
Less: stock-based employee compensation                       -     (136,355)
determined under the fair value method

Add:    stock-based     employee     compensation
determined  under the intrinsic value method (APB
#25)                                                          -            -
                                                    ============    ==========
Net income (loss)                                    (1,065,010)    (831,434)

Basic and Diluted earnings (loss) per share-as
reported                                            $     (0.04)   $   (0.03)

Basic and Diluted earnings (loss) per share-pro
forma                                               $     (0.04)   $   (0.03)

2. UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying unaudited consolidated financial statements for the interim periods reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the unaudited consolidated financial position, operating results and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2005 and notes thereto contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full year ending December 31, 2006.

3. CONVERTIBLE NOTES PAYABLE, NET OF DEBT DISCOUNT AND NOTES PAYABLE

(A)    Convertible Notes Payable, net of debt discount

At June 30, 2006, the Company had the following outstanding convertible notes payable:

     Convertible notes payable                                $175,000
     Convertible notes payable - related party                 525,000
                                                           --------------
     Total convertible notes payable                           700,000
     Less: debt discount                                             -
                                                           ==============
     Convertible notes payable, net of debt discount          $700,000
                                                           ==============

At June 30, 2006, the Company had the following outstanding accrued interest payable for all convertible and non-convertible debt instruments:

     Convertible notes payable - accrued interest                      $8,551
     Convertible notes payable - related party - accrued
     interest                                                          41,605
     Interest accrued on Notes Payable and Lines of Credit             95,009
     Interest accrued on non convertible related note (see
      Note 5(B))                                                       13,190
                                                                      --------
     Total accrued interest payable                                  $158,355
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

In May 2006 The Company borrowed, from a related party, an aggregate $25,000 evidenced by a promissory note. The Company recorded a debt discount of $3,623 related to the beneficial conversion feature attributed to the 12,500 warrants issued in connection with this note. At June 30, 2006, the Company recorded amortization of debt discount for these notes totaling $684 as a component of interest expense. The remaining $2,939 of debt discount is being amortized over the life of the promissory note.


The  following  Weighted  Average  Assumptions  reflect all 2006  Option/Warrant
Grants

Exercise price on grant date            $0.01- $0.33
------------------------------------  -----------------
Expected dividend yield                     0%
------------------------------------  -----------------
Expected Volatility                     150% - 200%
------------------------------------  -----------------
Risk free interest rate                     4%
------------------------------------  -----------------
Expected life of option                  7- 10 years
------------------------------------  -----------------

During 2006, the Company reflected aggregate principal repayments of $81,897 for all non-convertible promissory notes.

At June 30, 2006, the Company had the following outstanding notes payable:

     Notes payable                          $184,912
     Notes payable - related party            65,000
                                           ----------
     Total notes payable                     249,912
     Less: debt discount                      (8,057)
                                           ==========
     Note payable, net of debt discount     $241,855
                                           ==========

4. CAPITAL LEASES

In February 2006, the Company entered into a new capital lease for 4 ATM machines at a Casino in California. The capitalized cost of the ATM machines is $63,685. The terms of this lease require an approximately $19,000 down payment 90 days from installation with the remaining balance of approximately $44,685 financed over 59 months, at 15.15% for $949 per month.
This note is collateralized by the equipment.

In February 2006, the Company entered into a new capital lease for 1 additional ATM machine at a Casino in New Mexico. The capitalized cost of the ATM machine is $15,894. The terms of this lease require an approximately $5,000 down payment 90 days from installation with the remaining balance of approximately $10,894 financed over 59 months, at 14.53% for $237 per month. This note is collateralized by the equipment.

In April 2006, the Company entered into a new capital lease for 4 additional ATM machines at a Casino in Wisconsin. The capitalized cost of the ATM machines is $63,574. The terms of this lease require an approximately $19,000 down payment 90 days from installation with the remaining $44,574 financed over 59 months, at 8.61% for $928 per month. This note is collateralized by the equipment.

In April 2006, the Company entered into a new capital lease for 2 ATM machines at a Casino in California. The capitalized cost of the ATM machines is $39,644. The terms of this lease require an approximately $12,000 down payment 90 days from installation with the remaining $27,644 financed over 59 months, at 8.61% for $579 per month. This note is collateralized by the equipment.

In April 2006, the Company entered into a new capital lease for 4 additional ATM machines at a Casino in Colorado. The capitalized cost of the ATM machines is $77,129. The terms of this lease require an approximately $23,000 down payment 90 days from installation with the remaining $54,129 financed over 59 months, at 8.61% for $1,126 per month. This note is collateralized by the equipment.

In April 2006, the Company entered into a new capital lease for 2 ATM machines at retail locations in New York, New York. The capitalized cost of the ATM machine is $32,986. The terms of this lease require an approximately $10,000 down payment 90 days from installation with the remaining $22,986 financed over 59 months, at 8.61% for $482 per month. This note is collateralized by the equipment.

Capital lease obligations at June 30, 2006 consisted of the following:

Obligation under capital lease, imputed interest rate at              $ 27,358
12.78%; due May 2007; collateralized by equipment

Obligation under capital lease, imputed interest rate at                30,237
8.21%; due December 2009; collateralized by equipment

Obligation under capital lease, imputed interest rate at                30,237
8.21%; due December 2009; collateralized by equipment

Obligation under capital lease, imputed interest rate at                63,669
7.95%; due March 2010; collateralized by equipment

Obligation under capital lease, imputed interest rate at 8.3%;          11,411
due March 2010; collateralized by equipment

Obligation under capital lease, imputed interest rate at                22,163
11.63%; due July 2010; collateralized by equipment

Obligation under capital lease, imputed interest rate at                57,111
9.74%; due July 2010; collateralized by equipment

Obligation under capital lease, imputed interest rate at                15,894
14.53%; due March 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at                63,685
15.15%; due March 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at                63,574
8.61%; due April 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at                39,644
8.61%; dueApril 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at                77,129
8.61%; due March 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at                32,986
8.61%; due March 2011; collateralized by equipment

Less: current maturities                                              (179,500)
                                                                    -----------

Long term obligation, net of current portion                         $ 355,597
                                                                    ===========

5. DUE TO OFFICER

During 2006, the Company issued a note to its CEO totaling $43,750. The note was issued in payment of the CEO's 2005 guaranteed bonus. This loan and other notes to our CEO bear interest at 10%, are unsecured and due on demand. The outstanding principal and related accrued interest balance at June 30, 2006 was $250,024. Of the total, $2,650 represented accrued interest payable.

6. LINES OF CREDIT

Lines of credit at June 30, 2006 consisted of the following:

Line of credit, maximum availability of $7,000,000,  maturity date
May 31, 2006. Subject to various restrictive  covenants,  interest is payable monthly at Prime plus 10.75% per annum, borrowings are collateralized by restricted cash, all the assets of the Company,
250,000  shares of common stock,  and  guaranteed by the principal   $ 4,812,813
shareholder  of the  Company.  The  Company is  required  to pay a monthly  facility fee equal to 1/12% of the highest balance of the line  during  the  month.  At  June  30,  2006,  the  Company  had
recorded   related   accrued   interest   payable  of  $60,945  in
connection with this line of credit.
Line of credit, interest is payable monthly at 9% per annum, the         328,000
line is unsecured and due on demand. This line has been established with one of our casino customers.

Line of credit, non-interest bearing, unsecured and due on demand.
This line has been established with one of our casino customers.         495,313

Line of credit, unsecured and due on demand. The Company pays a fixed stated amount of interest totaling $1,000 per month. The payments are
recorded and charged to interest expense. This line has been             187,200
established with one of our casino customers. At June 30, 2006, the Company had recorded related accrued interest payable of $1,000 in connection with this line of credit.

On  April  12,  2004,  the  Company  borrowed  $2,050,000  from an asset-based  lender to make the second  payment for the  Available
Money  acquisition.  From April 12,  2004 until June 30,  2005 all     2,267,750
interest  was  accrued  and added to the  principal  balance.  The
Company has received a one year  extension,  with renewal  subject to the lender's  discretion.  This extension expired May 31, 2006.
Although  this  loan  has not  been  formally  renewed,  we are in discussions  with Mercantile  regarding the terms of a renewal and
Mercantile  has continued to finance our vault cash on the current terms.  The note bears  interest  at 17% per  annum.  This note is amortized  over 5 years at $68,428  per month.  At June 30,  2006, the Company  had  recorded  related  accrued  interest  payable of
$33,064  in  connection  with  this  line of  credit.  The note is guaranteed by the majority shareholder of the Company and also collateralized by all the assets of the Company.
                                                                     -----------
                                                                     $ 8,091,076
                                                                     ===========


7. STOCKHOLDERS' DEFICIT

Six Months Ended June 30, 2006

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

(B)  Accrued Penalty Shares

At June 30, 2006, pursuant to the terms of a prior common stock offering with registration rights, the Company has accrued penalties in the amount of 142,500 shares. The Company has valued these shares at $81,048 based on the quoted closing trading price every two weeks when the penalty accrues. The fair value of the penalty has been recorded as a component of accrued expenses. In February 2006, the Company's Form SB-2 was declared effective. Pursuant to the terms of the original agreement once a registration statement had been declared effective, accrual of penalty shares is no longer required. As of February 2006, the penalty shares have ceased accruing.

(C)    Stock Options

The Company follows SFAS No. 123(R) for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock option and warrant activity with employees and non-employees during 2006:

(1)    Option Grants - Employees

     In May, 2006, 12,500 options at an exercise price of $0.33 per share issued to an employee vested according to their stock option agreement. The Company valued these shares at $4,266 and accordingly booked a noncash compensation expense in the same amount.

     In June 2006 50,000 options at an exercise price of $0.42 per share issued to the Company's Chief Financial Officer vested according to the executives employment agreement. The Company valued these shares at $18,955 and accordingly booked a noncash compensation expense in the same amount.

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

       In April 2006, an employee exercised 15,000 options at $.01 per share, The Company received proceeds of $150 from the transaction and issued 15,000 shares of common stock.

       In April 2006, an employee exercised 25,000 options at $.01 per share, The Company received proceeds of $250 from the transaction and issued 25,000 shares of common stock.

(3)    Option Forfeitures - Employees

     None


(4)    Weighted Average Assumptions for 2006 Option Grants - Employees

     None

Employee stock option activity for the six months ended June 30, 2006 and 2005 are summarized as follows:

                                 Number of Shares         Weighted Average
                                                           Exercise Price
                                 ----------------     ------------------------


Outstanding at December 31, 2004     3,161,250               $.15
   Granted                             477,500                .49
   Exercised                           (30,000)               .01
   Cancelled/Expired                    (6,250)               .40
                                    ---------------    ---------------
Outstanding at December 31, 2005     3,602,500               $.19
   Granted                                   -                  -
   Exercised                          (110,000)               .01
   Cancelled/Expired                         -                  -
                                    ---------------    ---------------
Outstanding at June 30, 2006         3,492,500               $.20
                                    ===============    ===============

The following table summarizes the Company's employee stock options outstanding at June 30, 2006:

                                  Options Outstanding

               Range of Exercise Weighted Average Weighted Average
                   Price Number Remaining Life Exercise Price


       .01             2, 765,000              7.52-7.57          .01
       .33                127,500              1.50-2.47          .30
       .42                200,000                   7.96          .42
   .70-.77                212,500              7.84-8.56          .75
 2.00-2.28                187,500              6.92-7.35         2.11
                    ---------------                            ------------
                        3,492,500                                 .20
                    ===============                            ============


At June 30, 2006 3,492,500 stock options are exercisable with a weighted average exercise price of $.20.

(D)      Warrants

(1)      Warrant Grants - Consultants

              In May, 2006, the Company issued 20,000 warrants to purchase the Company's stock at an exercise price of $0.33 per share to a consultant for services rendered. According to the issuance 10,000 warrants vested June 29, 2006 and the remaining 10,000 warrants will vest August 28, 2006. The Company valued the 10,000 vested shares at $3,241 and accordingly booked a noncash compensation expense in the same amount.

              Also in May 2006, the company issued 12,500 warrants to purchase the Company's stock at $0.01 to a lender as described in Note 3
              (B).

Warrant activity for the period ended June 30, 2006 is summarized as follows:

                                               Number of Weighted Average
                                            Shares            Exercise Price
                                         ---------------     ----------------
Outstanding at December 31, 2004            2,079,438             $ 3.13
   Granted                                    172,500                .16
   Exercised                                 (150,000)               .01
   Cancelled                                 (644,438)              4.00
                                          ---------------     ----------------
Outstanding at December 31, 2005            1,457,500              $2.72
                                          ---------------     ----------------
  Granted                                      87,500                .14
  Exercised                                    (5,000)               .01
  Cancelled                                         -                  -
                                         ----------------     ----------------
Outstanding at June 30, 2006                1,540,000              $2.58
                                         ================     =================

                              Warrants Outstanding
           -----------------------------------------------------------
Range of Exercise                         Weighted Average     Weighted Average
Price                      Number         Remaining Life       Exercise Price
--------------------  ---------------    -----------------    ------------------
   .01                    365,000           6.24-7.57             .01
   .33-.35                170,000           3.20-8.31             .32
   .40                     15,000                9.26             .40
   .44                     15,000                9.26             .44
   .47-.51                 30,000           9.18-9.26             .49
    1.00                   75,000                2.00            1.00
    2.40                  112,500           2.33-6.76            2.40
    4.00-6.00             757,500            .75-2.00            4.68
                       ------------
                        1,540,000
                       ============

All outstanding warrants are exercisable at June 30, 2006.

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

      The Company's total rent expense under operating leases was $238,823 and $270,337 for the six months ended June 30, 2006 and 2005, respectively.

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

   As of June 30, 2006 the Company has recorded $782,210 of accrued commissions on casino contracts.

   Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

(3)  Employment Agreements

     (A)  CEO

         (1)  Employment Agreement

             In January 2004, the Company entered into a five-year employment agreement with it's Chairman, President and Chief Executive Officer. In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors ) (the "Base Salary"), the employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar year (the "Guaranteed Bonus" ) and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus"). Pursuant to his employment agreement, the officer is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement. Effective March, 2006, the Company amended the executive's agreement to reduce his guaranteed bonus for 2005 from 50% of his salary to 12.5% of his salary. At June 30, 2006, the Company had accrued $87,500 for bonus.

           (2)    Commissions Payable

           The Company pays sales commissions to sales persons closing various contracts. The CEO was paid $18,960 in sales commissions for the first six months of 2006.

     (B)  CFO

             The Company entered into an agreement with its Vice President of Finance and Chief Financial Officer (CFO) dated June 14, 2005 (the "Employment Agreement" ) The employment term commenced on June 14, 2005 and continues until the close of business on December 31, 2006, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least thirty days prior to automatic renewal. The officer's annual salary during the term of employment under the Employment Agreement shall be no less than $120,000. In addition, the officer was granted options to purchase 200,000 shares of the Company's common stock with an exercise price of $.42 per share under the Company's Amended and Restated 2003 Stock Incentive Plan, pursuant to an Award Agreement for Non-Qualified Stock Option dated June 14, 2005 entered into between the Company and the officer. The options have a term of ten years and are exercisable as follows: (a) 50,000 shall be exercisable immediately on the date of grant; (b) 50,000 shall be exercisable on June 1, 2006; and (c) 100,000 shall be exercisable on June 1, 2007. On October 20, 2005, the CFO's employment agreement was amended to increase his annual salary to $145,000 and decrease his maximum annual bonus compensation to $25,000. At June 30, 2006, the Company had accrued $12,500 for bonus.

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

9. CUSTOMER CONCENTRATIONS

For the six months ended June 30, 2006, approximately 55% of total revenues were derived from operations at two full service casinos. No other customers represented more than ten percent of our total revenues for the six months ended June 30, 2006.

In May 2006, the Company ceased operations with the Sycuan Casino, a casino customer that did not renew its contract which ended May 6, 2006. The Sycuan Casino accounted for approximately $5.3 million in revenue and approximately $460,000 in gross profit for the year ended December 31, 2005.

In the second quarter of 2006 the Sycuan Casino generated $597,242 in revenue and $128,921 in net loss for operations. The net loss included $128,376 related to the closing down of our operations at the Sycuan Casino.

10. CASH RENTAL PROGRAM AND RELATED INTEREST EXPENSE

Included in interest expense are monies owed to an unrelated vendor for interest charges. The interest is based on the amount of cash in the Company's Available Money ATM machines and network and is calculated on a daily basis. The balance of this cash funded by the bank in the Company's ATM machines at June 30, 2006 was approximately $6 million. The interest rate on the $6 million is prime plus zero. Effectively the Company rents this cash. The Company does not reflect this cash as an asset or the loan as a liability on its balance sheet at June 30, 2006. Interest expense from this cash was $145,105 for the six months ended June 30, 2006.

11. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $8,002,755, a stockholders' deficit of $6,058,546 and an accumulated deficit of $17,542,012 at June 30, 2006. The Company also reflected a net loss of $1,065,010 and net cash used in operations of $692,706, for the six months ended June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

None
                                       19

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

         On January 2, 2004, iGames Entertainment, Inc. acquired us pursuant to our merger with and into a wholly-owned subsidiary of iGames formed for that purpose. In addition, on January 6, 2004, iGames acquired Available Money, Inc., an operator of free-standing ATM machines in casinos. The business operations of Available Money were combined with our business operations. As a result of the acquisition of Available Money and our continued growth, we currently provide services in 34 locations across the United States and the Caribbean.

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

         The acquisition of Available Money continues to provide challenges for management in terms of the longer than expected conversion of this portfolio to our processing platform and the renegotiation or termination of nonprofitable contracts. We have been successful in renegotiating several of the Available Money contracts to increase the fees that we can charge under those contracts, the benefits of which we began to recognize in September 2005. In addition, due to interest rate increases, we again increased our fees on some Available Money locations in July 2006. Certain other contracts that were not profitable and that we were unable to renegotiate have been terminated. Although this has resulted in decreased revenues, it has had a positive effect on cash flow and gross profit.

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

         In January 2006 we also made a conscious effort to increase our sales team, both inside sales and independent sales and step up our marketing in conjunction with the marketing of ONSwitch(TM) and the Omni Network(TM). The positive effects of this effort are beginning to bear fruit. We have signed 10 new contracts since April of 2006 and we have increased our sales pipeline by 400%. Our increased investment in sales and marketing in the first six months was approximately $100,000. 84% of this increase was related to trade show expenses to launch our new products. Although we think this was a wise investment, with the loss of our contract at the Sycuan Casino (discussed below), management has been forced to spend less in trade shows and marketing. Management believes we can be just as effective with such an decrease in the tradeshow budget as we have illustrated with the recently signed contracts. We feel that the most important piece of our increased sales activity is our added sales personnel.

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

         This contract represented approximately 27.3% of our gross revenues and 12.7% of our gross profit for the year ended December 31, 2005. Although we had hoped to retain this customer, we recognized that our contract might not be renewed and made appropriate cost reduction plans. We have been able to offset most if not all of the lost cash flow by curtailing expenses, deferring certain software development, reduction in nonsales personnel, repositioning employees, deferring certain planned investor relations activities, and reducing trade show expenses. In addition, management is working to get the 10 newly signed contracts installed and generating revenue as soon as possible. The cost reductions and new contract revenue will help improve our cash flow dramatically.

         None of the personnel reductions have been in sales. We feel our sales team has proven themselves with 10 new contracts signed since April 2006 and 2 contract extensions. In addition, our sales pipeline is as full as it has ever been As a result of these efforts and the extremely positive reception of ONSwitch(TM) and the Omni Network, we are confident that we will execute one or more letters of intent for ONSwitch(TM) shortly. ONSwitchTM is currently being tested by a large casino that is not a current customer. Our current cost of capital remains high as we were initially delayed in our efforts to recapitalize our balance sheet due to our focused efforts to deploy ONSwitch(TM) on schedule and our new sales and marketing of ONSwitch(TM). Management has completed most of cost reductions after the loss of Sycuan. Management is now simultaneously focused on installing our newly signed contracts and the recapitalization of our balance sheet; a major priority for the remainder of 2006. The success of this recapitalization will reduce the interest we pay on our lines of credit, which will lower our expenses and contribute to our profitability. We are also attempting to move to a more long-term lender, so our debt will not all be short term in nature. The ability to continue our growth will be largely dependent on our ability to identify and secure capital at reasonable rates, although our new customers have all agreed to finance their vault cash needed at their casinos.

         We believe that it is necessary to increase our working capital position so that we can capitalize on the profitable trends in the industry, expansion into the Caribbean and South America while maintaining and servicing our current customer base and integrating acquired operations such as Available Money. Without sufficient working capital, we would be forced to utilize working capital to support revenue growth at the expense of executing on our integration and conversion plans. This would result in substantially higher operating costs without the assurance of additional revenues to support such costs.

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

         Check Cashing: Revenue is recorded from the fees on check cashing services on the date the check is cashed. If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment. If the bank honors it, the amount of the check is recognized as negative bad debt expense.

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

Results of Operations

Three Months Ended June 30, 2006 (Unaudited) vs. Three Months Ended June 30, 2005 (Unaudited)

                                                       Three Months        Three Months
                                                       Ended June 30,      Ended June 30,
                                                       2006                2005                 Change
                                                 ---------------------  -------------------   -----------
Net Income (Loss)                                  $      (660,703)       $   44,174    $     (704,877)
Revenues                                                 3,060,386         5,427,270        (2,366,884)
Cost of revenues                                         2,483,274         4,131,744        (1,648,470)
     Commissions & Rents Paid                            1,401,814         2,654,935        (1,253,121)
     Wages & Benefits                                      558,734           525,823            32,911
     Processing Fee & Service Charges                      319,215           472,701          (153,486)
     Bad Debts                                              48,732           141,172           (92,440)
     ATM Lease Fees & Maintenance                           49,302           146,392           (97,090)
     Cash Replenishment Services                            33,802           121,497           (87,695)
     Other                                                  71,675            69,224             2,451
Gross Profit                                               577,112         1,295,526          (718,414)
Selling, General and Administrative Expenses               500,975           628,329          (127,354)
        Contributions                                        4,000             3,700               300
     Management Compensation                               173,750            40,000           133,750
     Marketing                                              12,879             3,176             9,703
     Professional Fees                                      69,638           332,380          (262,742)
     Seminars                                                    -                 -                 -
     Trade Show & Sponsorships                              46,651            21,602            25,049
     Travel                                                 58,778            64,188            (5,410)
     Other                                                 135,279           163,281           (28,002)
Noncash Compensation                                        26,462             6,550            19,912
Depreciation and amortization                               85,229           157,074           (71,845)
Interest expense, net                                     (496,773)         (456,587)          (40,186)
Other income (expenses)                                   (128,376)           (2,812)         (125,564)


         Our net loss increased by approximately $700,000 during the three months ended June 30, 2006 primarily due to a decrease in revenue from the loss of the Sycuan contract in May of this year and the Valley View contract in 2005. This loss in revenue resulted in a decrease in gross profit of approximately $700,000

         Our revenues as a whole decreased by approximately 43.7% during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The Money Centers portfolio (consisting primarily of full-service casino contracts) decreased 30% or $1.1 million. We lost approximately $725,000 in revenues from the loss of the Sycuan contract which de-installed on May 9, 2006 and approximately $450,000 from the loss of the Valley View contract in 2005, while the remaining Money Centers casinos had increased same store sales of 5% from same quarter last year. The Available Money portfolio (consisting of ATM contracts) decreased 70% or $1.276 million. Our selling, general and administrative expenses decreased by approximately $127,000 during the three months ended June 30, 2006 primarily due to decreased legal and accounting expenses reflecting the settlement of litigation in 2005 and less use of outside accountants, offset by increases in management compensation due to having our CFO for the entire second quarter in 2006 and payment to our CEO of the full guaranteed bonus under his employment agreement. Our depreciation and amortization expenses decreased during the three months ended June 30, 2006 primarily due to the elimination of amortization that otherwise would have been realized on contracts that terminated in 2005.

         Our interest expense increased by $40,186 during the three months ended June 30, 2006. Lower borrowing levels resulting from the termination of unprofitable contracts were offset by approximately $66,000 of non-cash interest expense related to certain bridge loans we took out in the latter part of 2005 and the effect of higher interest rates. Our interest rate is variable and has increased approximately 200 basis points in the last year.

         Other income (expenses) in the second quarter of 2006 consisted of expenses related to the closing down of our operations at the Syuan Casino of approximatly $130,000.

Six Months Ended June 30, 2006 (Unaudited) vs. Six Months Ended June 30, 2005 (Unaudited)

                                                   Six Months Ended       Six Months Ended
                                                   June 30, 2006 ($)      June 30, 2005 ($)     Change ($)
                                                   --------------------  ------------------ ---------------

Net Loss                                                (1,065,010)            (695,079)          (369,930)
Revenues                                                 6,899,453           10,810,853         (3,911,400)
Cost of services                                         5,540,018            8,801,522         (3,261,504)
     Commissions & Rents Paid                            3,311,938            5,595,340         (2,283,402)
     Wages & Benefits                                    1,176,903            1,033,608            143,295
     Processing Fee & Service Charges                      688,868              929,143           (240,275)
     Bad Debts                                              61,939              491,387           (429,448)
     ATM Lease Fees & Maintenance                          105,215              340,134           (234,919)
     Cash Replenishment Services                            43,188              266,512           (223,324)
     Other                                                 151,967              145,398              6,569
Gross Profit                                             1,359,435            2,009,331           (649,896)
Selling, General and Administrative Expenses             1,108,632            1,319,546           (210,914)
        Contributions                                       13,500                3,700              9,800
     Management Compensation                               347,500              170,769            176,731
     Marketing                                              38,103               17,405             20,698
     Professional Fees                                     163,538              607,036           (443,498)
     Seminars                                               10,597                    -             10,597
     Trade Show & Sponsorships                             114,072               29,440             84,632
     Travel                                                130,364              143,169            (12,805)
     Other                                                 290,958              348,027            (57,069)
Noncash Compensation                                        32,650               76,400            (43,750)
Depreciation and amortization                              160,338              338,725           (178,387)
Interest expense, net                                   (1,013,600)            (966,927)            46,673
Other income (expenses)                                   (109,224)              (2,812)          (106,412)

         Our net loss increased by approximately $370,000 during the six months ended June 30, 2006 primarily due to a decrease in revenue from the loss of the Sycuan contract in May of this year and the Valley View contract in 2005. This loss in revenue resulted in a decrease in gross profit of approximately $650,000. However we still have a better gross profit percentage for the six months ended June 30, 2006 as compared to same period last year primarily due to a significant reduction in bad debt expense due to better adherence to our check cashing and collection polices and the conscious canceling of unprofitable contracts. We offset this loss in gross profit with a reduction in Legal and professional fees of approximately $440,000.

         Our revenues as a whole decreased by approximately 36% during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The Money Centers portfolio (consisting primarily of full-service casino contracts) decreased 15% or approximately $1 million, We lost approximately $660,000 in revenues from the loss of the Sycuan contract which de-installed in May 9, 2006 and approximately $845,000 from the loss of the Valley View contract in 2005, while the remaining Money Centers casinos had increased same store sales of 15%, from same period last year. While the Available Money portfolio (consisting of ATM contracts) decreased 72% or $2.9 million. This reflected a conscious effort to terminate unprofitable contracts from the Available Money portfolio as demonstrated by the fact that gross profit increased. Our cost of services decreased as a percentage of revenues from 81.4% to 80%, primarily due to a significant reduction in bad debt expense due to better adherence to our check cashing and collection policies.

         Our selling, general and administrative expenses decreased by approximately $210,000 during the six months ended June 30, 2006 primarily due to decreased legal and accounting expenses reflecting the settlement of litigation in 2005 and less use of outside accountants, offset by increases in management compensation, due to having a CFO for the entire second quarter in 2006 and and payment to our CEO of the full guaranteed bonus under his employment agreement.and by increases in our trade show and marketing of new products, and sponsorship of various tribal activities. Our depreciation and amortization expenses decreased during the six months ended June 30, 2006 primarily due to the elimination of amortization that otherwise would have been realized on contracts that terminated in 2005.

         Our interest expense increased by approximately $47,000 during the six months ended June 30, 2006. Lower borrowing levels resulting from the termination of unprofitable contracts were offset by approximately $140,000 of non-cash interest expense related to certain bridge loans we took out in the latter part of 2005 and the effect of higher interest rates. Our interest rate is variable and has increased approximately 200 basis points in the last year.

         Other income (expenses) decreased by approximatly $106,000 primarily because of approximatly $130,000 in expenses related to the closing down of our operations at the Syuan Casino offset by approximatly $19,000 received that related to the 2005 settlement of the Available Money lawsuit.


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


Changes in Financial Position, Liquidity and Capital Resources


                                                       Six Months Ended    Six Months Ended
                                                       June 30, 2006       June 30, 2005
                                                       (Unaudited)         (Unaudited)       Change
                                                      ------------------  -----------------  -----------------
Net Cash Provided by (Used in) Operating Activities     $    (692,706)     $  607,316         $  (1,300,002)
Net Cash Used in Investing Activities                        (127,079)       (705,762)             (578,683)
Net Cash Provided by (Used in) Financing Activities        (2,075,578)        835,890            (2,911,468)

         Net cash used in operations decreased by approximately $1,300,000, primarily due to a increase in our net loss combined with payment of our accounts and commissions payable. Net cash used in investing activities decreased due to the fact we have financed our new ATM purchases in the first six months of 2006.

         Net cash used by financing activities increased during the six months ended June 30, 2006 primarily due to reductions in the outstanding balance of our vault cash facility because we require less vault cash after the expiration of the Sycuan contract, combined with the fact we did not raise any capital in 2006.

         A significant portion of our existing indebtedness is associated with our vault cash line of credit of $7,000,000 with Mercantile Capital, L.P., which we use to provide vault cash for our casino operations. Vault cash is not working capital but rather the money necessary to fund the float, or money in transit, that exists when customers utilize our services but we have yet to be reimbursed from the Debit, Credit Card Cash Advance, or ATM networks for executing the transactions. Although these funds are generally reimbursed within 24-48 hours, a significant amount of cash is required to fund our operations due to the magnitude of our transaction volume. Our vault cash loan accrues interest at the base commercial lending rate of Wilmington Trust Company of Pennsylvania plus 10.75% per annum on the outstanding principal balance, with a minimum rate of 15% per annum, and had a maturity date of May 31, 2006. Although this loan has not been formally renewed, we are in discussions with Mercantile regarding the terms of a renewal and Mercantile has continued to finance our vault cash on the current terms. Our obligation to repay this loan is secured by a first priority lien on all of our assets. The outstanding balance on our vault cash line of credit fluctuates significantly from day to day based on activity and collections, especially over weekends. Vault cash for our ATM operations at locations where we do not provide full cash access services (primarily Available Money customers) is provided by our ATM processing provider under the terms of the ATM processing agreement, at a cost equal to the ATM processor's cost of funds, which currently is the Prime Rate.

         We incurred $3,850,000 of debt associated with the acquisition of Available Money. $2,000,000 of this indebtedness is a loan provided by Chex Services, Inc. As a result of the settlement of our lawsuit with Equitex, Inc. and Chex Services, Inc. related to our terminated acquisition of Chex Services, Equitex and Chex Services agreed to cancel our outstanding $2,000,000 principal liability as well as any liability for accrued but unpaid interest under that promissory note and we agreed to pay Chex $500,000 within 60 days of July 21, 2005. We paid this amount in September 2005. In part in order to fund the payment to Chex Services, Inc., in September and October 2005 we borrowed $800,000 from individuals, including the uncle and brother of our Chief Executive Officer, pursuant to convertible notes that bear interest at 10% per annum and mature in September and October of 2006. Many of the Notes are convertible into shares of our common stock at an exercise price equal to 85% of the trading price at the time of exercise, with a floor of $.45 per share. We are confident we will repay these bridge loans before their maturity.

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

         On September 10, 2004, we borrowed $210,000 from the father of our chief executive officer to pay an advance on commissions to a new casino customer. This loan bears interest at 10% per annum, which is payable monthly. The principal amount of this loan is repayable in monthly payments payable on the 1st day of each month commencing with the second month following the month in which we commence operations at Angel of the Winds Casino, and continuing on the 1st day of each month thereafter, provided that, upon any merger of our company, sale of substantially all of our assets or change in majority ownership of our voting capital stock, the lender has the right to accelerate this loan and demand repayment of all outstanding principal and all unpaid accrued interest thereon. We currently are making $5,000 principal payments per month. The current balance outstanding is $45,000. In addition, we issued the lender warrants to purchase 50,000 shares of our common stock at an exercise price of $.33 per share.

         Although we anticipate our operating profits will be sufficient to meet our current obligations under our credit facilities, if we become unable to satisfy these obligations, then our business may be adversely affected as Mercantile Capital will have the right to sell our assets to satisfy any outstanding indebtedness under our line of credit loan or our term loan that we are unable to repay.

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

         We are also in the process of replacing all of the former Available Money ATMs with new ATMs that will be processed on more favorable economic terms. We have entered into a capital lease agreement to acquire 71 ATMs and related equipment necessary to complete this conversion. We have reduced the number of ATM's we will acquire to 33. We have converted approximately 25 of these ATM's to our processing platform to date. The remaining capital lease agreement will require us to incur an upfront charge of approximately $50,000 and monthly rental expense of approximately $1,500 over the remaining 59 months of the lease term.We are actively seeking various sources of growth capital and strategic partnerships that will assist us in achieving our business objectives. We are also exploring various potential financing options and other sources of working capital. There is no assurance that we will succeed in finding additional sources of capital on favorable terms or at all. To the extent that we cannot find additional sources of capital, we may be delayed in fully implementing our business plan.

         We do not pay and do not intend to pay dividends on our common stock. We believe it to be in the best interest of our stockholders to invest all available cash in the expansion of our business.

         Due to our accumulated deficit of $17,542,012 as of June 30, 2006 and our net losses and cash used in operations of $1,065,010 and $692,706, respectively, for the six months ended June 30, 2006, our independent auditors have raised substantial doubt about our ability to continue as a going concern While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow in 2006 or at any time in the future.

Item 3 - Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2006.

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

         In May, 2006, the Company issued 20,000 warrants to purchase the Company's stock at an exercise price of $0.33 per share to a consultant for services rendered in a transaction under Section 4(2) of the Securities Act. According to the issuance 10,000 warrants vested June 29, 2006 and the remaining 10,000 warrants will vest August 28, 2006.

         Also in May 2006, the company issued 12,500 warrants to purchase the Company's stock at $0.01 to a lender in a transaction under Section 4(2) of the Securities Act.

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

10.3 Amendment to Employment Agreement dated as of March 20, 2006 by and between Money Centers of America, Inc. and Christopher M. Wolfington (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006 filed on May 19, 2006).

10.4 Employment Agreement dated as of June 14, 2005 by and between Money Centers of America, Inc. and Jason P. Walsh (incorporated by reference to Exhibit 10.1 to the current Report on Form 8-K filed on June 17,
       2005).

10.5 Amendment to Employment Agreement dated as of October 20, 2005 by and between Money Centers of America, Inc. and Jason P. Walsh (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006 filed on May 19,
       2006).

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

31.1 Certification dated August 21, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Christopher
       M. Wolfington, Chief Executive Officer and Chief Financial Officer.

31.2 Certification dated August 21, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason P. Walsh, Chief Financial Officer.

32.1 Certification dated August 21, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Christopher M. Wolfington, Chief Executive Officer and Jason P. Walsh, Chief Financial Officer.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MONEY CENTERS OF AMERICA, INC.




Date:  August 21, 2006         By: /s/  Christopher M. Wolfington
                                   ------------------------------------
                                        Christopher M. Wolfington
                                        Chief Executive Officer




Date:  August 21, 2006         By:  /s/ Jason P. Walsh
                                   -------------------------------------
                                        Jason P. Walsh
                                        Chief Financial Officer