Form 10QSB
period 2006-09-30
MONEY CENTERS OF AMERICA, INC.
filed 2006-11-20
CIK 1165271

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended September 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission File No. 000-49723

                         Money Centers of America, Inc.
       ------------------------------------------------------------------

       (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                     23-2929364
-------------------------------            ------------------------------------
(State  or Other  Jurisdiction
  of  Incorporation  or                    (I.R.S. Employer Identification No.)
      Organization)

         700 South Henderson Road, Suite 325, King of Prussia, PA 19406
     -----------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (610) 354-8888
                   ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X                       No
       -----------                        -----------

As of November 21, 2006, 30,212,353 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding.

MONEY CENTERS OF AMERICA, INC.
QUARTERLY PERIOD ENDED September 30, 2006
INDEX TO FORM 10-QSB


                                                                       PAGE NO.
                                                                      ----------
PART I.  FINANCIAL INFORMATION

          Item 1. Financial Statements
                  Consolidated Balance Sheet at
                   September 30, 2006 (unaudited)                             1

                  Consolidated  Statements of Operations
                   for the Three and Nine Months Ended
                   September 30, 2006 and 2005 (unaudited)                    2

                  Consolidated Statements of Cash Flows
                   for the Nine Months Ended September 30, 2006
                   and 2005 (unaudited)                                       3

                  Notes to Consolidated Financial Statements (Unaudited)      4

          Item 2. Management's Discussion and Analysis or Plan or Operation  20

          Item 3. Controls and Procedures                                    30

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          31

         Item 2.  Changes in Securities and Use of Proceeds                  31

         Item 3.  Defaults Upon Senior Securities                            31

         Item 4.  Submission of Matters to a Vote of Security Holders        31

         Item 5.  Other Events                                               31

         Item 6.  Exhibits                                                   32

         Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                    UNAUDITED

                                     ASSETS

Current assets:
    Restricted cash                                                        $ 4,322,423
    Accounts receivable                                                        106,440
    Prepaid expenses and other current assets                                  280,441
                                                                      -----------------
      Total current assets                                                   4,709,304

Property and equipment, net                                                    985,188

 Other assets
    Intangible assets, net                                                   1,161,371
    Goodwill                                                                   203,124
    Deferred financing costs                                                    33,138
    Deposits                                                                   183,476
                                                                      -----------------
      Total other assets                                                     1,581,109

                                                                      -----------------
      Total assets                                                         $ 7,275,601
                                                                      =================

    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                         $ 716,750
    Accrued interest                                                           157,350
    Accrued expenses                                                           331,740
    Current portion of capital lease                                            58,290
    Convertible notes payable, net of debt discount, related party             500,000
    Notes payable, net of debt discount                                         93,515
    Note payable, financial institution                                      2,162,320
    Lines of credit                                                          7,034,410
    Due to officer                                                             161,482
    Commissions payable                                                      1,012,270
                                                                      -----------------
      Total current liabilities                                             12,228,127

Long-term liabilities:
    Capital lease, net of current portion                                      495,899
                                                                      -----------------
      Total long-term liabilities                                              495,899

      Total Liabilities                                                     12,724,026

Stockholders' Deficit:
    Preferred stock; $.001 par value, 20,000,000 shares authorized
      0 shares issued and outstanding                                                -
    Common stock; $.01 par value, 150,000,000 shares authorized
      30,162,353 shares issued and outstanding                                 301,623
    Additional paid-in capital                                              12,234,826
    Accumulated deficit                                                    (17,984,874)
                                                                      -----------------
      Total stockholders' deficit                                           (5,448,425)
                                                                      -----------------

      Total liabilities and stockholders' deficit                         $ 7,275,601
                                                                      =================

         See accompanying notes to unaudited consolidated financial statements.
                                        1

                               MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                        --------------------------------  ----------------------------------
                                                             2006             2005             2006              2005
                                                        ----------------  --------------  ----------------  ----------------
Revenues                                                    $ 2,598,863     $ 4,547,709       $ 9,498,316      $ 15,348,705

Cost of revenues                                              2,069,719       3,485,399         7,609,738        12,334,290
                                                        ----------------  --------------  ----------------  ----------------
Gross profit                                                    529,144       1,062,310         1,888,578         3,014,415

Selling, general and administrative expenses                    433,080         428,097         1,541,713         1,700,273

Noncash Compensation                                              5,044          15,666            37,694            92,066

Depreciation and amortization                                    81,416         163,539           241,753           502,264
                                                        ----------------  --------------  ----------------  ----------------

Operating income                                                  9,604         455,008            67,418           719,812

Other income (expenses):

         Interest income                                          4,104           4,011            12,338            13,868
         Interest expense                                      (453,499)       (445,973)       (1,335,487)       (1,412,900)
         Noncash interest expense                                (6,572)         (5,197)         (146,417)           (5,197)
                                                        ----------------  --------------  ----------------  ----------------
                        Total interest expense, net            (455,967)       (447,159)       (1,469,566)       (1,404,229)
                                                        ----------------  --------------  ----------------  ----------------

         Other income                                             3,500               -            22,652             1,650
         Other expenses                                               -               -          (128,376)           (4,462)
                                                        ----------------  --------------  ----------------  ----------------
                        Total other income (expense)              3,500               -          (105,724)           (2,812)
                                                        ----------------  --------------  ----------------  ----------------

Net income (loss)                                            $ (442,863)        $ 7,849      $ (1,507,872)       $ (687,229)
                                                        ================  ==============  ================  ================

Net income (loss) per common share - basic                       $ 0.02          $ 0.00            $ 0.06           $ (0.03)
                                                        ================  ==============  ================  ================

Net income (loss) per common share - diluted                     $ 0.02          $ 0.00            $ 0.06           $ (0.03)
                                                        ================  ==============  ================  ================

Weighted Average Common Shares Outstanding During the period
     -Basic                                                  27,385,409      25,206,978        25,991,556        25,172,534
                                                        ================  ==============  ================  ================

     -Diluted                                                27,385,409      28,470,605        25,991,556        25,172,534
                                                        ================  ==============  ================  ================

                              See accompanying notes to unaudited consolidated financial statements.
                                                                  2

                     MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         UNAUDITED

                                                                   Nine Months Ended
                                                                        Sept 30,
                                                               ---------------------------
                                                                  2006           2005
                                                               ------------   ------------
Cash flows from operating activities:
    Net loss                                                  $ (1,507,872)   $  (687,231)
    Adjustments used to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                              241,753        502,264
        Amortization of debt discount                              138,156              -
        Issuance of warrants for services                           15,782              -
        Issuance of common stock for services                        5,742              -
        Issuance of stock options for services                      23,221         64,791
    Changes in operating assets and liabilities:
        Increase (decrease) in:
          Accounts payable                                        (302,443)        42,727
          Accrued interest                                          40,389              -
          Accrued expenses                                         146,139        (22,546)
          Commissions payable                                     (107,206)       116,229
        (Increase) decrease in:
          Prepaid expenses and other current assets                (39,177)       (86,555)
          Accounts receivable                                      236,302        (15,999)
          Deposits                                                  (2,579)             -
                                                               ------------   ------------

Net cash used in operating activities                           (1,111,793)       (86,320)

Cash flows from investing activities:
    Purchases of property and equipment                            (90,116)      (411,350)
    Cash paid for acquisition and intangible assets               (253,190)      (467,891)
                                                               ------------   ------------

Net cash used in investing activities                             (343,306)      (879,241)

Cash flows from financing activities:
    Net change in lines of credit                                 (461,216)        56,974
    Capital lease obligation                                             -        246,560
    Payments on capital lease obligations                         (152,960)       (40,153)
    Repayments of loans payable                                          -       (500,000)
    Advances to officer                                           (208,848)      (115,529)
    Proceeds from notes payable                                     75,000        753,173
    Payments on notes payable                                     (779,092)      (110,004)
    Decrease in loans receivable                                         -         43,000
    Sale of common stock, net of $161,620 and $22,500
     of offering costs respectively                              1,038,390        479,450
    Exercise of stock options and warrants                           1,400          1,800
                                                               ------------   ------------

Net cash provided by (used in) financing activities               (487,326)       815,271

NET DECREASE IN CASH                                            (1,942,425)      (150,290)

CASH, beginning of period                                        6,264,848      4,620,673
                                                               ------------   ------------
CASH, end of period                                           $  4,322,423    $ 4,470,383
                                                               ============   ============
Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                  $  1,335,487    $ 1,418,097
                                                               ============   ============
    Cash paid during the period for taxes                     $          -    $         -
                                                               ============   ============

Supplemental disclosure on non-cash investing and financing activities:

    Acquisition of equipment under capital lease              $    424,594    $   264,235
                                                               ============   ============
    Reduction of loan payable officer in exchange for
     related accrual                                          $     43,750    $   175,000
                                                               ============   ============
    Record beneficial conversion feature for convertible debt
      and freestanding warrants                               $     10,305    $         -
                                                               ============   ============

     See accompanying notes to unaudited consolidated financial statements.
                                        3

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


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

(E)    Cash and Cash Equivalents and Compensating Balances

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2006, the balance did not exceed the federally insured limits. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

Additionally, the Company had $20,000 maintained under a compensating balance agreement. The $20,000 is retained due to potential dishonorment of bad checks that are unforeseen. There is an informal agreement between our bank and our lender that requires this compensating balance agreement.

 (F)    Restricted Cash

Restricted cash is the balance of cash that is in the Company's bank accounts and network that is used as collateral for our asset based lender (See Note 6). The Company does not have access to this cash unless there is an amount over and above the required amount of collateral. In order to pay operating expenses, the Company requests that the asset based lender transfer funds into the Company's unrestricted cash accounts. The restricted cash balance at September 30, 2006 was $4,322,423.

(G)    Accounts Receivable

Accounts receivable arise primarily from ATM, credit card advances and check cashing services provided at casino locations. Concentration of credit risk related to ATM and credit card advances are limited to the processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card advances. Accordingly, no allowance was considered necessary at September 30, 2006 and 2005.

(H)    Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Equipment consists primarily of cash access devices and computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to seven years.

(I)    Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. There were no impairment charges taken during the periods ended September 30, 2006 and 2005.

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

The Company makes ongoing evaluations of the recoverability of its capitalized internal use software and Web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values. If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values. At September 30, 2006 and 2005, no such write-offs were required.

At September 30, 2006, the net book value of capitalized software was $1,125,409. Amortization expense for the periods ended September 30, 2006 and 2005 was $5,411 and $5,411, respectively.

(L) Deferred  Financing  Costs

     Deferred financing costs are capitalized and amortized over the term of the related debt. At September 30, 2006, the gross amount of deferred financing costs was $ 176,283 and related accumulated amortization was $ 143,145. At September 30, 2006 the Company reflects in the accompanying consolidated balance sheet net deferred financing costs of $33,138. Amortization of deferred financing costs was $32,210 and $33,121 at September 30, 2006 and 2005, respectively.

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

         (2)    Check Cashing

Revenue is recorded from fees on check cashing services on the date the check is cashed. If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment. If the bank honors it, the amount of the check is recognized as a negative bad debt expense. Based on the quick turnaround of the check being returned by the bank on which it is drawn and the resubmission to the bank for payment, the Company feels this method approximates the allowance method, which is a Generally Accepted Accounting Principle. Based upon past history no allowance was considered necessary at September 30, 2006 and 2005, respectively.

(O)    Cost of Revenues

The cost of revenues primarily includes commissions paid, non management wages, employee benefits, bad debts, rents paid to contract lessors, transaction processing costs, cash replenishment fees, non-capitalizable operating lease fees for ATM's and repairs and maintenance of ATM's.

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

(P)    Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the periods ended September 30, 2006 and 2005 were $41,400 and $27,401, respectively.

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

(S)    Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at September 30, 2006 and 2005, respectively. Accordingly, the basic and diluted EPS are the same.

At September 30, 2006 and 2005 there were 6,218,611 and 5,969,438 shares of issuable common stock underlying the options, warrants and convertible debt securities, respectively.

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

The following table summarizes all common stock equivalents outstanding at September 30, 2006 and 2005, respectively.

                                            2006               2005
                                            ----               ----
     Common stock options               3,492,500          3,475,000
     Common stock warrants              1,615,000          2,494,438
     Convertible notes payable          1,111,111                  -
                                       ------------        -----------
     Total Common Stock Equivalents     6,218,611          5,969,438
                                       =============      ============

(T)    Stock Based Compensation

We previously accounted for stock-based compensation issued to our employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net loss per share amounts are presented as if the fair value method had been used during the nine months ended September 30, 2005 in accordance with the Company's adoption of SFAS 123(R) effective January 1, 2006.

For purposes of the following disclosures during the transition period of adoption of SFAS 123(R), the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the nine months ended September 30, 2006: expected dividend yield of 0%; expected volatility of 150%; risk-free interest rate of 4%; and an expected term of 7 to 10 years for options and warrants granted. Had the compensation cost for the quarter ended September 30, 2005 been determined based on the fair value at the grant, our net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amount for that period indicated below. For the quarter ending September 30, 2006, the net income and earnings per share reflect the actual deduction for option expense as compensation. Compensation recorded for stock options is a non-cash expense item.

                                                    Nine Months Ended
                                                    September 30

                                                        2006             2005
                                                        ----             ----
Net income (loss) - as reported                     $(1,507,872)     $(687,229)
Add: stock-based employee compensation                        -       (136,355)
determined under the fair value method

Less:  stock-based employee compensation
determined  under the intrinsic value method (APB
#25)                                                          -              -
                                                    ==============   ===========
Net income (loss)                                    (1,507,872)      (823,584)
                                                    ==============   ===========

Basic and  Diluted  earnings  (loss)per  share-as
reported                                            $     (0.05)        $(0.03)

Basic and Diluted  earnings  (loss) per share-pro
forma                                               $     (0.05)        $(0.03)

2. UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying unaudited consolidated financial statements for the interim periods reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the unaudited consolidated financial position, operating results and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2005 and notes thereto contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full year ending December 31, 2006.

3. CONVERTIBLE NOTES PAYABLE, NET OF DEBT DISCOUNT AND NOTES PAYABLE

(A)    Convertible Notes Payable, net of debt discount

At September 30, 2006, the Company had the following outstanding convertible notes payable:

     Convertible notes payable - related party               $  500,000
                                                            --------------
     Total convertible notes payable                            500,000
     Less: debt discount                                              -
                                                            ==============
     Convertible notes payable, net of debt discount           $500,000
                                                            ==============

At September 30, 2006, the Company had the following outstanding accrued interest payable for all convertible and non-convertible debt instruments:

     Convertible notes payable - related party - accrued
     interest                                                     $   53,401
     Interest accrued on Notes Payable and Lines of Credit           101,783
     Interest accrued on non convertible related note (see
      Note 5(B) )                                                      2,166
                                                                    --------
     Total accrued interest payable                               $  157,350
                                                                   =========

In September 2004, the Company granted 25,000 warrants to a related party lender pursuant to a promissory note requiring the issuance of such warrants provided the original principal and interest was not paid in full by March 1, 2006. The payment represents additional interest as consideration for extending the note. Based upon the following factors used to determine the fair value of these warrants, the Company attributed a fair value to these warrants of $9,300 and recorded them as non cash interest.

(B)  Notes Payable, net of debt discount

In March 2006 the Company borrowed an aggregate $50,000 evidenced by two separate $25,000 promissory notes. The Company recorded a debt discount of $6,682 related to the beneficial conversion feature attributed to the 25,000 warrants issued in connection with these notes. At September 30, 2006, the Company recorded amortization of debt discount for these notes totaling $5,197 as a component of interest expense. The remaining $1,485 of debt discount is being amortized over the life of the promissory note.

In May 2006 The Company borrowed, from a related party, an aggregate $25,000 evidenced by a promissory note. The Company recorded a debt discount of $3,623 related to the beneficial conversion feature attributed to the 12,500 warrants issued in connection with this note. At September 30, 2006, the Company recorded amortization of debt discount for these notes totaling $3,623 as a component of interest expense

The following Weighted Average Assumptions reflect all 2006
Option/Warrant Grants

Exercise price on grant date             $0.01- $0.36
------------------------------------  ------------------------------
Expected dividend yield                            0%
------------------------------------  ------------------------------
Expected Volatility                          150-200%
------------------------------------  ------------------------------
Risk free interest rate                            4%
------------------------------------  ------------------------------
Expected life of option                   4- 10 years
------------------------------------  ------------------------------

During 2006, the Company reflected aggregate principal repayments of $211,809 for all non-convertible promissory notes.

At September 30, 2006, the Company had the following outstanding notes payable:

     Notes payable                                            $50,000
     Notes payable - related party                             45,000
                                                             ----------
     Total notes payable                                       95,000
     Less: debt discount                                       (1,485)
                                                             ==========
     Note payable, net of debt discount                       $93,515
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

In April 2006, the Company entered into a new capital lease for 2 ATM machines at retail locations in New York. The capitalized cost of the ATM machines is $32,986. The terms of this lease require an approximately $10,000 down payment 90 days from installation with the remaining $22,986 financed over 59 months, at 8.61% for $482 per month. This note is collateralized by the equipment.

In September 2006, the Company entered into a new capital lease for 5 ATM machines at retail locations in California. The capitalized cost of the ATM machine is $131,679. The terms of this lease require an approximately $39,500 down payment 90 days from installation with the remaining $92,179 financed over 59 months, at 8.25% for $1,906 per month. This note is collateralized by the equipment.

Capital lease obligations at September 30, 2006 consisted of the following:

Obligation under capital lease, imputed interest rate at         $ 20,482
12.78%; due May 2007; collateralized by equipment

Obligation under capital lease, imputed interest rate at           27,958
8.21%; due December 2009; collateralized by equipment

Obligation under capital lease, imputed interest rate at           27,958
8.21%; due December 2009; collateralized by equipment

Obligation under capital lease, imputed interest rate at           59,208
7.95%; due March 2010; collateralized by equipment

Obligation under capital lease, imputed interest rate at 8.3%;     10,704
due March 2010; collateralized by equipment

Obligation under capital lease, imputed interest rate at           20,943
11.63%; due July 2010; collateralized by equipment

Obligation under capital lease, imputed interest rate at           53,602
9.74%; due July 2010; collateralized by equipment

Obligation under capital lease, imputed interest rate at           10,739
14.53%; due March 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at           42,537
15.15%; due March 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at           44,502
8.61%; due April 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at           27,751
8.61%; dueApril 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at           53,990
8.61%; due March 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at           22,136
8.61%; due March 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at           131,679
8.25%; due August 2011; collateralized by equipment

Less: current maturities                                           (58,290)
                                                                 -------------

Long term obligation, net of current portion                     $ 495,889
                                                                 =============

5. DUE TO OFFICER

During 2006, the Company issued a note to its CEO totaling $43,750. The note was issued in payment of the CEO's 2005 guaranteed bonus. This loan and other notes to our CEO bear interest at 10%, are unsecured and due on demand. The outstanding principal and related accrued interest balance at September 30, 2006 was $161,482. Of the total, $1,385 represented accrued interest payable.

6. LINES OF CREDIT AND NOTE PAYABLE, FINANCIAL INSTITUTION

Lines of credit at September 30, 2006 consisted of the following:

Line of credit, maximum availability of $7,000,000, maturity date May 31, 2006.  Although this loan has not been formally renewed,  we are in  discussions  with  Mercantile and other lenders  regarding the terms of new credit  facilities  and
Mercantile  has  continued  to finance our vault cash on the current  terms  subject  to various  restrictive  covenants,
interest is payable  monthly at Prime plus 10.75% per annum,        $ 4,665,628
borrowings are collateralized by restricted cash, all the assets of the Company, 250,000 shares of common stock, and guaranteed by the principal shareholder of the Company. The
Company is required to pay a monthly facility fee equal to 1/12% of the highest balance of the line during the month.
At September 30, 2006, the Company had recorded related accrued interest payable of $69,213 in connection with this line of credit.

Line of credit,  interest is payable monthly at 9% per annum,  the      875,550
line  is  unsecured  and  due  on  demand.   This  line  has  been
established with one of our casino customers.

Line of credit, non-interest bearing, unsecured and due on demand.
This line has been established with one of our casino customers.      1,037,760


Line of credit, unsecured and due on demand. The Company pays a fixed stated amount of interest totaling $1,000 per month. The payments are recorded and charged to interest expense. This line
has been established with one of our casino customers. At               455,472
September 30, 2006, the Company had recorded related accrued interest payable of $1,000 in connection with this line ofcredit.

On  April  12,  2004,  the  Company  borrowed  $2,050,000  from an asset-based  lender to make the second  payment for the  Available
Money  acquisition.  From April 12,  2004 until June 30,  2005 all    2,162,320
interest  was  accrued  and added to the  principal  balance.  The
Company has received a one year  extension,  with renewal  subject to the lender's  discretion.  This extension expired May 31, 2006.
Although  this  loan  has not  been  formally  renewed,  we are in discussions  with Mercantile  regarding the terms of a renewal and
Mercantile  has continued to finance our vault cash on the current terms.  The note bears  interest  at 17% per  annum.  This note is amortized  over 5 years at $68,428  per month.  At  September  30,
2006, the Company had recorded  related accrued  interest  payable of $31,570  in  connection  with this line of credit.  The note is guaranteed by the majority shareholder of the Company and also collateralized by all the assets of the Company.
                                                                    ------------
                                                                    $ 9,196,730
                                                                    ============

7. STOCKHOLDERS' DEFICIT

Nine Months Ended September 30, 2006

(A)  Common Stock Issuances

     (1)  Cash

     In August 2006, the Company issued 4,800,000 shares of common stock to investors at $.25 per share. The Company received proceeds of $1,038,390 from the transaction net of offering costs.

     (2)  Services

     In February 2006, the Company issued 9,158 shares of common stock to employees for services rendered. The Company valued the shares at the fair value on the date of issuance which was $.43 per share based on the quoted closing trading price and recorded non-cash compensation expense of $3,938.

     In September 2006, the Company issued 6,217 shares of common stock to employees for services rendered. The Company valued the shares at the fair value on the date of issuance which was $.29 per share based on the quoted closing trading price and recorded non-cash compensation expense of $1,803.

     (3)  Exercise of Options/Warrants

       In February 2006, an employee and a consultant exercised an aggregate 75,000 options and warrants at $.01 per share. The Company received proceeds of $750 from the transaction and issued 75,000 shares.

       In July 2006, a lender exercised an aggregate 25,000 warrants at $.01 per share The Company received proceeds of $250 from the transaction and issued 25,000 shares.


(B)  Accrued Penalty Shares

At September 30, 2006, pursuant to the terms of a prior common stock offering with registration rights, the Company has accrued penalties in the amount of 142,500 shares. The Company has valued these shares at $81,048 based on the quoted closing trading price every two weeks when the penalty accrues. The fair value of the penalty has been recorded as a component of accrued expenses. In February 2006, the Company's Form SB-2 was declared effective. Pursuant to the terms of the original agreement once a registration statement had been declared effective, accrual of penalty shares is no longer required. As of February 2006, the penalty shares have ceased accruing.

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

    In June 2006, 50,000 options at an exercise price of $0.42 per share issued to the Company's Chief Financial Officer vested according to the executives employment agreement. The Company valued these shares at $18,955 and accordingly booked a noncash compensation expense in the same amount.

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

(3)    Option Forfeitures - Employees

     None

 (4)    Weighted Average Assumptions for 2006 Option Grants - Employees

     None

Employee stock option activity for the nine months ended September 30, 2006 and 2005 are summarized as follows:

                                              Number of Shares        Weighted Average Exercise Price
                                          ------------------------   ---------------------------------
Outstanding at December 31, 2005                 3,602,500                           $.19
   Granted                                               -                              -
   Exercised                                      (110,000)                           .01
   Cancelled/Expired                                     -                              -
                                           ------------------------   --------------------------------
Outstanding at September 30, 2006                3,492,500                           $.20
                                           ========================   ================================

The following table summarizes the Company's employee stock options outstanding at September 30, 2006:

                               Options Outstanding

    Range of Exercise                     Weighted Average     Weighted Average
    Price                Number            Remaining Life       Exercise Price


         .01               2, 765,000          7.26-7.32                   .01
         .33                  127,500          1.25-2.21                   .30
         .42                  200,000               7.71                   .42
     .70-.77                  212,500          7.59-8.31                   .75
   2.00-2.28                  187,500          6.67-7.09                  2.11
                      ----------------------                   -----------------
                           3,492,500                                       .20
                      ======================                   ================


At September 30, 2006, 3,492,500 stock options are exercisable with a weighted average exercise price of $.20.

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

In August 2006, in connection with the private placement of 4.8 million shares, the company issued 100,000 warrants at a strike price of $.36 to the placement agent. The Company valued the shares via the black scholes at the fair value on the date of issuance which was $.33 per share and recorded offering cost of $33,010.

Warrant activity for the period ended September 30, 2006 is summarized as follows:

                                           Number of          Weighted  Average
                                             Shares             Exercise Price
                                          ---------------     ----------------
Outstanding at December 31, 2005            1,457,500              $2.72
  Granted                                     182,500                .28
  Exercised                                   (25,000)               .01
  Cancelled                                         -                  -
                                           ---------------    ----------------
Outstanding at September 30, 2006           1,615,000              $2.49
                                           ===============    ================

                              Warrants Outstanding
           -----------------------------------------------------------
Range of Exercise                          Weighted Average     Weighted Average
     Price                  Number          Remaining Life        Exercise Price
   --------------------  ---------------    -----------------   ---------------
           .01                 340,000        5.98-7.32                .01
       .30-.36                 270,000        2.95-8.05                .35
           .40                  15,000             9.01                .40
           .44                  15,000             9.01                .44
       .47-.51                  30,000        8.93-9.01                .49
          1.00                  75,000             1.75               1.00
          2.40                 112,500        2.08-6.50               2.40
     4.00-6.00                 757,500         .50-1.75               4.68
                          --------------
                             1,615,000
                          ==============

All outstanding warrants are exercisable at September 30, 2006.

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

     The Company's  total rent expense under  operating  leases was $354,413 and
     $410,314  for  the  nine  months  ended   September   30,  2006  and  2005,
     respectively.

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

     As of September 30, 2006 the Company has recorded $762,788 of accrued commissions on casino contracts.

     Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

(3)  Employment Agreements

     (A)  CEO

         (1)  Employment Agreement

          In January 2004, the Company entered into a five-year employment agreement with it's Chairman, President and Chief Executive Officer. In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors ) (the "Base Salary"), the employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar year (the "Guaranteed Bonus" ) and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus"). Pursuant to his employment agreement, the officer is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement. Effective March, 2006, the Company amended the executive's agreement to reduce his guaranteed bonus for 2005 from 50% of his salary to 12.5% of his salary. At September 30, 2006, the Company had accrued $131,250 for bonus.

           (2)    Commissions Payable

          The Company pays sales commissions to sales persons closing various contracts. The CEO was paid $27,299 in sales commissions for the first nine months of 2006.

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

(4)  Litigation

On or about October 14, 2004, Lake Street Gaming, LLC ("Lake Street") filed a Complaint against iGames Entertainment, Inc. and Money Centers of America, Inc. ("MCA") (collectively referred to hereinafter as "iGames") in the United States District Court for the Eastern District of Pennsylvania, alleging that iGames breached an Asset Purchase Agreement ("APA") that the parties executed on or about February 14, 2003. By virtue of the APA, Lake Street sold to iGames all of Lake Street's right, title and interest in a casino game called "Table Slots." Lake Street alleges that it is entitled to additional compensation for the game. We disagree and are vigorously defending this action.

9. CUSTOMER CONCENTRATIONS

For the nine months ended September 30, 2006, approximately 51% of total revenues were derived from operations at two full service casinos. One other customer represented approximately 11% of our total revenues for the nine months ended September 30, 2006.

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

10. CASH RENTAL PROGRAM AND RELATED INTEREST EXPENSE

Included in interest expense are monies owed to an unrelated vendor for interest charges. The interest is based on the amount of cash in the Company's Available Money ATM machines and network and is calculated on a daily basis. The balance of this cash funded by the bank in the Company's ATM machines at September 30, 2006 was approximately $1 million. The interest rate on the $1 million is prime plus zero. Effectively the Company rents this cash. The Company does not reflect this cash as an asset or the loan as a liability on its balance sheet at September 30, 2006. Interest expense from this cash was $249,336 for the nine months ended September 30, 2006.

11. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $7,460,533, a stockholders' deficit of $5,448,425 and an accumulated deficit of $17,984,874 at September 30, 2006. The Company also reflected a net loss of $1,507,872 and net cash used in operations of $1,111,794, for the nine months ended September 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

12. SUBSEQUENT EVENTS

In October 2006, a lender exercised an aggregate 50,000 warrants at $.01 per share The Company received proceeds of $500 from the transaction and issued 50,000 shares.

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

     In January 2006 we also made a conscious effort to increase our sales team, both inside sales and independent sales and step up our marketing in conjunction with the marketing of ONSwitch(TM) and the Omni Network(TM). The positive effects of this effort are beginning to bear fruit. We had originally signed 10 new contracts between April and August 2006. Unfortunately due to unanticipated delays in obtaining needed local authorizations in the Caribbean we were unable to meet the installation deadlines for 4 casinos. To date we have installed 2 of the remaining 6 new casinos and we have increased our sales pipeline by 400%. Our increased investment in sales and marketing in the first nine months was approximately $80,000. 77% of this increase was related to trade show expenses to launch our new products. Although we think this was a wise investment, with the loss of our contract at the Sycuan Casino (discussed below), management has been forced to spend less in trade shows and marketing. Management believes we can be just as effective with such an decrease in the tradeshow budget as we have illustrated with the recently signed contracts. We feel that the most important piece of our increased sales activity is our added sales personnel.

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

     This contract represented approximately 27.3% of our gross revenues and 12.7% of our gross profit for the year ended December 31, 2005. Although we had hoped to retain this customer, we recognized that our contract might not be renewed and made appropriate cost reduction plans. We have been able to offset most if not all of the lost cash flow by curtailing expenses, deferring certain software development, reduction in nonsales personnel, repositioning employees, deferring certain planned investor relations activities, and reducing trade show expenses. In addition, management is working to get the 6 newly signed contracts installed and generating revenue as soon as possible. The cost reductions and new contract revenue will help improve our cash flow dramatically.

     None of the personnel reductions have been in sales. We feel our sales team has proven themselves with 6 new contracts signed since April 2006 and 2 contract extensions. In addition, our sales pipeline is as full as it has ever been. As a result of these efforts and the extremely positive reception of ONSwitch(TM) and the Omni Network, we are confident that we will execute one or more letters of intent for ONSwitch(TM) shortly. ONSwitchTM is still being tested by a large casino that is not a current customer. Although this test is taking longer than we anticipated, the delay is the result of the casino's decision to make software and hardware upgrades. Our current cost of capital remains high as we were initially delayed in our efforts to recapitalize our balance sheet due to our focused efforts to deploy ONSwitch(TM) on schedule and our new sales and marketing of ONSwitch(TM). Management has completed most of the cost reductions after the loss of Sycuan. Management is now simultaneously focused on installing our newly signed contracts and the recapitalization of our balance sheet; a major priority for the remainder of 2006. The success of this recapitalization will reduce the interest we pay on our lines of credit, which will lower our expenses and contribute to our profitability. We are also attempting to move to a more long-term lender, so our debt will not all be short term in nature. The ability to continue our growth will be largely dependent on our ability to identify and secure capital at reasonable rates, although our new customers have all agreed to finance their vault cash needed at their casinos.

     We have instituted additional cost reductions. We anticipate cutting an additional $180,000 in payroll beginning January 1, 2007. Due to severance payments, only half that savings will be seen in the 1st quarter. In addition, our CEO has voluntarily agreed to defer $70,000 per year of his salary for an indefinite period of time, effective January 1, 2007.

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

Results of Operations
Three Months Ended September 30, 2006 (Unaudited) vs. Three Months Ended September 30, 2005 (Unaudited)

                                          Three Months        Three Months
                                         Ended September     Ended September
                                            30, 2006            30, 2005           Change
                                        -----------------   ----------------- -----------------

Net Income (Loss)                               (442,863)            7,849       (450,712)
Revenues                                       2,598,863         4,547,709     (1,948,846)
Cost of revenues                               2,069,719         3,485,399     (1,415,680)
     Commissions & Rents Paid                  1,110,700         2,222,117     (1,111,417)
     Wages & Benefits                            479,266           613,477       (134,211)
     Processing Fee & Service Charges            288,806           440,297       (151,491)
     Bad Debts                                    33,859            24,479          9,380
     ATM Lease Fees & Maintenance                 56,005            68,557        (12,552)
     Cash Replenishment Services                  40,157            26,743         13,414
     Other                                        60,926            89,729        (28,803)
Gross Profit                                     529,144         1,062,310       (533,166)
Selling, General and Administrative Expenses     433,080           428,097          4,983
        Contributions                              3,050             1,100          1,950
     Management Compensation                     173,750           126,899         46,851
     Marketing                                     3,297             6,496         (3,199)
     Professional Fees                            64,614            73,743         (9,129)
     Seminars                                          -            11,827        (11,827)
     Trade Show & Sponsorships                         -            24,901        (24,901)
     Travel                                       48,226            55,578         (7,352)
     Other                                       140,143           127,553         12,590
Noncash Compensation                               5,044            15,666        (10,622)
Depreciation and amortization                     81,416           163,539        (82,123)
Interest expense, net                           (455,967)         (447,159)         8,808
Other income                                       3,500                 -          3,500

     Our net loss increased by approximately $450,000 during the three months ended September 30, 2006 compared to 2005 primarily due to a decrease in revenue from the loss of the Sycuan contract in May of this year and the Valley View contract in 2005. This loss in revenue resulted in a decrease in gross profit of approximately $530,000.

     Our revenues as a whole decreased by approximately 43% during the three months ended September 30, 2006 as compared to the three months ended June 30, 2005. The Money Centers portfolio (consisting primarily of full-service casino contracts) decreased 37% or $1.2 million. We lost approximately $1,360,000 in revenues from the loss of the Sycuan contract which de-installed on May 9, 2006. While the remaining Money Centers casinos had increased same store sales of 9% from same quarter last year. The Available Money portfolio (consisting of ATM contracts) decreased 58% or approximately $760,000. Our selling, general and administrative expenses increased approximately $5,000 during the three months ended September 30, 2006 primarily due to decreased legal and accounting expenses reflecting the settlement of litigation in 2005 and less use of outside accountants, offset by increases in management compensation due to having our CFO for the entire third quarter in 2006 and payment to our CEO of the full guaranteed bonus under his employment agreement. Our depreciation and amortization expenses decreased during the three months ended September 30, 2006 primarily due to the elimination of amortization that otherwise would have been realized on contracts that terminated in 2005.

     Our interest expense increased by $8,808 during the three months ended September 30, 2006. Lower borrowing levels resulting from the termination of unprofitable contracts were offset by the effect of higher interest rates. Our interest rate is variable and has increased approximately 150 basis points in the last year.

     Other income in the third quarter of 2006 increased $3,500.

Nine Months Ended September 30, 2006 (Unaudited) vs. Nine Months Ended September 30, 2005 (Unaudited)

                                                       Nine Months            Nine Months
                                                      Ended September       Ended September
                                                        30,2006 ($)            30, 2005 ($)      Change ($)
                                                      -----------------   ----------------- -----------------
Net Loss                                                (1,507,872)            (687,229)          (820,643)
Revenues                                                 9,498,316           15,348,705         (5,850,389)
Cost of services                                         7,609,738           12,334,290         (4,724,552)
     Commissions & Rents Paid                            4,422,638            7,817,459         (3,394,821)
     Wages & Benefits                                    1,656,169            1,647,085              9,084
     Processing Fee & Service Charges                      977,674            1,369,440           (391,766)
     Bad Debts                                              95,798              515,866           (420,068)
     ATM Lease Fees & Maintenance                          161,221              408,691           (247,470)
     Cash Replenishment Services                            83,346              293,255           (209,909)
     Other                                                 212,892              282,494            (69,602)
Gross Profit                                             1,888,578            3,014,415         (1,125,837)
Selling, General and Administrative Expenses             1,541,713            1,700,273           (158,560)
        Contributions                                       16,550                4,800             11,750
     Management Compensation                               521,250              297,668            223,582
     Marketing                                              41,400               23,901             17,499
     Professional Fees                                     228,152              680,779           (452,627)
     Seminars                                               10,597               11,827             (1,230)
     Trade Show & Sponsorships                             114,072               54,341             59,731
     Travel                                                178,590              198,747            (20,157)
     Other                                                 431,102              428,210              2,892
Noncash Compensation                                        37,694               92,066            (54,372)
Depreciation and amortization                              241,753              502,264           (260,511)
Interest expense, net                                   (1,469,566)          (1,404,229)            65,337
Other income (expenses)                                   (105,724)              (2,812)           102,912

     Our net loss increased by approximately $820,000 during the nine months ended September 30, 2006 primarily due to a decrease in revenue from the loss of the Sycuan contract in May of this year and the Valley View contract in 2005. This loss in revenue resulted in a decrease in gross profit of approximately $1,125,000. Our gross profit is stabilizing at 20%. We offset this loss in gross profit with a reduction in Legal and professional fees of approximately $450,000.

     Our revenues as a whole decreased by approximately 38% during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The Money Centers portfolio (consisting primarily of full-service casino contracts) decreased 22% or approximately $2.2 million, We lost approximately $2 million in revenues from the loss of the Sycuan contract which de-installed in May 9, 2006 and approximately $845,000 from the loss of the Valley View contract in 2005, while the remaining Money Centers casinos had increased same store sales of 13%, from same period last year. While the Available Money portfolio (consisting of ATM contracts) decreased 69% or $3.6 million. This reflected a conscious effort to terminate unprofitable contracts from the Available Money portfolio as demonstrated by the fact that gross profit increased. Our selling, general and administrative expenses decreased by approximately $160,000 during the nine months ended September 30, 2006 primarily due to decreased legal and accounting expenses reflecting the settlement of litigation in 2005 and less use of outside accountants, offset by increases in management compensation, due to having a CFO for the entire third quarter in 2006 and and payment to our CEO of the full guaranteed bonus under his employment agreement and by increases in our trade show and marketing of new products, and sponsorship of various tribal activities. Our depreciation and amortization expenses decreased during the nine months ended September 30, 2006 primarily due to the elimination of amortization that otherwise would have been realized on contracts that terminated in 2005.

     Our interest expense increased by approximately $65,000 during the nine months ended September 30, 2006. Lower borrowing levels resulting from the termination of unprofitable contracts were offset by approximately $140,000 of non-cash interest expense related to certain bridge loans we took out in the latter part of 2005 and the effect of higher interest rates. Our interest rate is variable and has increased approximately 150 basis points in the last year.

     Other income (expenses) decreased by approximatly $100,000 primarily because of approximatly $130,000 in expenses related to the closing down of our operations at the Syuan Casino offset by approximatly $19,000 received that related to the 2005 settlement of the Available Money lawsuit and other miscellaneous income.

Off-Balance Sheet Arrangements

     There were no off-balance sheet arrangements during the fiscal quarter ended September 30, 2006 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.


Changes in Financial Position, Liquidity and Capital Resources

                                                        Nine Months       Nine Months
                                                           Ended             Ended
                                                        September 30,    September 30,
                                                            2006              2005
                                                        (Unaudited)         (Unaudited)         Change
                                                     ------------------  ---------------   ---------------
Net Cash Used in Operating Activities                   $(1,111,793)        $ (86,320)      $ 1,025,473
Net Cash Used in Investing Activities                      (343,306)         (879,241)         (535,935)
Net Cash Provided by (Used in) Financing Activities        (487,326)          815,271        (1,302,597)

     Net cash used in operations decreased by approximately $1 million, primarily due to a increase in our net loss combined with payment of our accounts and commissions payable. Net cash used in investing activities decreased due to the fact we have financed our new ATM purchases in 2006.

     Net cash used by financing activities increased during the nine months ended September 30, 2006 primarily due to reductions in the outstanding balance of our vault cash facility because we require less vault cash after the expiration of the Sycuan contract, combined with the fact we paid of some of the bridge notes and other debts off, offset by us raising $1.2 million in equity. A significant portion of our existing indebtedness is associated with our vault cash line of credit of $7,000,000 with Mercantile Capital, L.P., which we use to provide vault cash for our casino operations. Vault cash is not working capital but rather the money necessary to fund the float, or money in transit, that exists when customers utilize our services but we have yet to be reimbursed from the Debit, Credit Card Cash Advance, or ATM networks for executing the transactions. Although these funds are generally reimbursed within 24-48 hours, a significant amount of cash is required to fund our operations due to the magnitude of our transaction volume. Our vault cash loan accrues interest at the base commercial lending rate of Wilmington Trust Company of Pennsylvania plus 10.75% per annum on the outstanding principal balance, with a minimum rate of 15% per annum, and had a maturity date of May 31, 2006. Although this loan has not been formally renewed, we are in final negotiations with Mercantile and other lenders on documentation for new credit facilities, and Mercantile has continued to finance our vault cash on the current terms. Our obligation to repay this loan is secured by a first priority lien on all of our assets. The outstanding balance on our vault cash line of credit fluctuates significantly from day to day based on activity and collections, especially over weekends. Vault cash for our ATM operations at locations where we do not provide full cash access services (primarily Available Money customers) is provided by our ATM processing provider under the terms of the ATM processing agreement, at a cost equal to the ATM processor's cost of funds, which currently is the Prime Rate.

     We incurred $3,850,000 of debt associated with the acquisition of Available Money. $2,000,000 of this indebtedness is a loan provided by Chex Services, Inc. As a result of the settlement of our lawsuit with Equitex, Inc. and Chex Services, Inc. related to our terminated acquisition of Chex Services, Equitex and Chex Services agreed to cancel our outstanding $2,000,000 principal liability as well as any liability for accrued but unpaid interest under that promissory note and we agreed to pay Chex $500,000 within 60 days of July 21, 2005. We paid this amount in September 2005. In part in order to fund the payment to Chex Services, Inc., in September and October 2005 we borrowed $800,000 from individuals, including the uncle and brother of our Chief Executive Officer, pursuant to convertible notes that bear interest at 10% per annum and mature in September and October of 2006. Many of the Notes are convertible into shares of our common stock at an exercise price equal to 85% of the trading price at the time of exercise, with a floor of $.45 per share. We have paid $250,000 of these bridge notes off in the 3rd quarter. We have $50,000 that is not due until March of 2007 remaining. However we are in default with loans to our CEO's uncle and brother in the aggregate amount of $500,000. We are in negotiations on the terms of extension or possible conversion and have received preliminary indications that these notes will be converted.

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

     We have replaced all of the former Available Money ATMs with new ATMs and have converted all of these ATM's to our processing platform on more favorable economic terms. We initially entered into a capital lease agreement to acquire 71 ATMs and related equipment necessary to complete this conversion but reduced the number of ATM's we will acquire to 33. We are actively seeking various sources of growth capital and strategic partnerships that will assist us in achieving our business objectives. We are also exploring various potential financing options and other sources of working capital. There is no assurance that we will succeed in finding additional sources of capital on favorable terms or at all. To the extent that we cannot find additional sources of capital, we may be delayed in fully implementing our business plan.

     We do not pay and do not intend to pay dividends on our common stock. We believe it to be in the best interest of our stockholders to invest all available cash in the expansion of our business.

     Due to our accumulated deficit of $17,984,874 as of September 30, 2006 and our net losses and cash used in operations of $1,507,872 and $1,111,793, respectively, for the nine months ended September 30, 2006, our independent auditors have raised substantial doubt about our ability to continue as a going concern While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow in 2006 or at any time in the future.

Item 3 - Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2006.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On or about October 14, 2004, Lake Street Gaming, LLC ("Lake Street") filed a Complaint against iGames Entertainment, Inc. and Money Centers of America, Inc. ("MCA") (collectively referred to hereinafter as "iGames") in the United States District Court for the Eastern District of Pennsylvania, alleging that iGames breached an Asset Purchase Agreement ("APA") that the parties executed on or about February 14, 2003. By virtue of the APA, Lake Street sold to iGames all of Lake Street's right, title and interest in a casino game called "Table Slots." Lake Street alleges that it is entitled to additional compensation for the game. We disagree and are vigorously defending this action.

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

         In July 2006, a lender exercised an aggregate 25,000 warrants at $.01 per share The Company received proceeds of $250 from the transaction and issued 25,000 shares.

     In August 2006, we sold 4.8 million shares at a price of $0.25 per share in a private placement under Rule 506 and Section 4(2) of the Securities Act. As part of the placement agent's compensation, we issued 100,000 warrants at a strike price of $.36. The Company valued the shares via the black scholes at the fair value on the date of issuance which was $.33 per share and recorded offering cost of $33,010.

     In September 2006, the Company issued 6,217 shares of common stock to employees for services rendered. The Company valued the shares at the fair value on the date of issuance which was $.29 per share based on the quoted closing trading price and recorded non-cash compensation expense of $1,803.

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

10.3             Amendment  to  Employment  Agreement  dated as of March 20,  2006 by and between  Money  Centers of
                 America,  Inc.  and  Christopher  M.  Wolfington  (incorporated  by reference to Exhibit 10.3 to the
                 Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006 filed on May 19, 2006).
                                                                                                                   =

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

31.1             Certification dated August __, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the
                 Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by
                 Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.

31.2             Certification  dated  August __, 2006  pursuant to Exchange  Act Rule  13a-14(a) or 15d-14(a) of the
                 Principal  Accounting  Officer as adopted pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002 by Jason P. Walsh, Chief Financial Officer.
32               Certification  dated  August __, 2006  pursuant  to 18 U.S.C.  Section  1350 as adopted  pursuant to
                 Section 906 of the  Sarbanes-Oxley  Act of 2002, made by Christopher M. Wolfington,  Chief Executive
                 Officer and Jason P. Walsh, Chief Financial Officer.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MONEY CENTERS OF AMERICA, INC.




Date:  November 20, 2006           By:  /s/ Christopher M. Wolfington
                                        ----------------------------------
                                            Christopher M. Wolfington
                                            Chief Executive Officer




Date:  November 20, 2006            By:  /s/ Jason P. Walsh
                                         ---------------------------
                                             Jason P. Walsh
                                             Chief Financial Officer