Form 10KSB
period 2006-12-31
MONEY CENTERS OF AMERICA, INC.
filed 2007-04-17
CIK 1165271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

          -----------------------------------------------------------
                                   FORM 10-KSB

                                   (Mark One)

|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
                   For the Fiscal Year ended December 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year ended December 31, 2006

                                                   Commission File No. 000-49723

                         Money Centers of America, Inc.
                 (Name of small business issuer in its charter)

                      DELAWARE                            23-2929364
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)

                            700 South Henderson Road
                 ---------------------------------------------
                                    Suite 325
                            King of Prussia, PA 19406
             ------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (610) 354-8888
                           (Issuer's telephone number)

        Section registered under Section 12(b) of the Exchange Act: None.


       Securities registered under                    Name of Each Exchange on
     Section 12(g) of the Exchange Act:                   Which Registered:
 -----------------------------------------        -----------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

The registrant's revenues for the most recent fiscal year were $11,721,752.

The aggregate market value of the voting common stock held by non-affiliates of the issuer as of March 31, 2007 was approximately $7,810,081 (based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market as of March 31, 2007.

As of March 31, 2007, 30,769,853 shares of the issuer's common stock, par value $.01 per share, were issued and outstanding.

Documents Incorporated by Reference:  None.

                                TABLE OF CONTENTS

PART I
   ITEM 1   -   DESCRIPTION OF BUSINESS....................................... 1
   ITEM 2   -   DESCRIPTION OF PROPERTY.......................................12
   ITEM 3   -   LEGAL PROCEEDINGS.............................................12
   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........13

PART II
   ITEM 5   -   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......14
   ITEM 6   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....15
   ITEM 7   -   FINANCIAL STATEMENTS..........................................22
   ITEM 8   -   CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE......................................22
   ITEM 8A  -   CONTROLS AND PROCEDURES.......................................23
   ITEM 8B  -   OTHER INFORMATION ............................................23

PART III
   ITEM 9   -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............24
   ITEM 10  -   EXECUTIVE COMPENSATION........................................26
   ITEM 11  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT................................................28
   ITEM 12  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................29
   ITEM 13  -   EXHIBITS......................................................30
   ITEM 14  -   PRINCIPAL ACCOUNTANT FEES AND SERVICES........................31

   FINANCIAL STATEMENTS                ...................................   F-1

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

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

General

         Money Centers of America, Inc. ("Money Centers") is a corporation existing under the laws of the State of Delaware. Our original Certificate of Incorporation was filed on October 10, 1997 and a Restated Certificate of Incorporation was filed on August 20, 2004.

         We provide cash access services, transaction management systems, and financial networks to the gaming industry. Our value proposition to our customers is aimed at leveraging technology, generating value, and creating measurable results in profitability, customer satisfaction and loyalty to gaming companies. Our core competencies are the facilitation, processing, and execution of ATM, Credit Card Advance, POS Debit, Check Cashing, stored value, marker, and merchant card services in the gaming industry. As the suppliers to the gaming industry have consolidated service offerings, we will meet the growing trend towards single source providers of products and services to casinos and other gaming facilities worldwide. This trend supports our business plan to offer a full range of cash access services as well as innovative alternative technology solutions for the gaming company.

         We intend to become a leading innovator in cash access and transaction management systems for the gaming industry. Our business model is specifically focused on providing our full suite of cash access services through two distinct deployment channels: 1) the traditional outsourced solution whereby we enter into exclusive service agreements with the casino operator for all cash access services whereby we provide a complete package of hardware, software and processing services, and 2) the licensing of our OnSwitchTM Transaction Management System technology through licensing agreements pursuant to which we sell an enterprise payment solution that empowers gaming companies to own, and therefore control, every form of payment processing within their organization.

         We have identified the gaming industry as a niche segment within the funds transfer industry that has significant growth opportunities. We are confident that continuing our proven outsource model and our position as the only company currently offering a transaction management system for an end to end payment processing solution positions us to meet the needs of any gaming company while having a differentiating competitive advantage over other companies in our industry.

         We currently have contracts to provide some or all of the cash access services in 24 locations across the United States and the Caribbean. Our locations are in the states of California (13 locations), Florida (3 locations), Antigua (2 locations) Nevada (1 location), New York (2 locations), New Mexico (1 location), Wisconsin (1 location), and Washington (1 location). In 2006, our cash access technology facilitated 2,716,103 transactions totaling $408,724,198.

Products

         Our two deployment strategies are designed to provide a complete end to end payment solution for cash access transactions, merchant card transactions, and other required point of sale transactions within a gaming facility. Credit/debit card cash advance, credit services, Automatic Teller Machines ("ATMs") and check cashing solutions are the primary means by which casinos make cash available to gaming customers. We provide these services directly to casino patrons on a outsourced services model, as do our competitors. Our OnSwitchTM enterprise payment solution empowers a gaming operator to integrate the internal management of merchant card processing and other point of sale transaction requirements seamlessly into their current business operations. We believe that we have a distinct competitive advantage over all of our competitors because we are the only company with both an outsourced service offering and an enterprise payment solution.


          OnSwitch(TM) Transaction Management System

         We have formed an exclusive gaming industry partnership with S1 Corporation to create OnSwitchTM, an enterprise payment processing solution that we have built on S1's Postilion Processing Platform. OnSwitchTM empowers a gaming operator to garnish the profits from internalizing the processing of traditional cash access services, our proprietary services, and non-cash access transactions:

         Merchant card processing
         Private label credit/debit cards
         Stored Value for players' club and payroll requirements
         Ticket redemption

         Though the economics for large gaming companies would suggest otherwise, historically casino operators have engaged third party vendors, of which we are one, to handle cash access operations, with the goal of driving more cash to the gaming floor. These third party providers would install the equipment, evaluate credit transactions, and provide the cash to casino patrons who were seeking to tap available sources of cash. This model is based on a revenue sharing from completed transactions between the host casino and the third party vendor.

         The OnSwitch(TM) model provides a gaming company with an extremely cost-effective enterprise payment solution that leverages existing casino infrastructure to eliminate the outsourced provider, capture the profits from cash access operations, reduce merchant card processing costs, and gain control of the customer experience. We believe that this model will prove attractive to casino operators.

         OnSwitchTM utilizes S1's Postilion Processing Platform, which is used by more than 250 customers in over 50 countries, including GE, FedEx Kinko's, Shell, 7-Eleven, Canadian Tire, EDS, and numerous financial institutions, retailers, and processing companies. In fact one of every six ATMs in the Unites States is running on OnSwitchTM's processing platform. We have the exclusive rights to S1's Postilion technology in the gaming industry in the United States, positioning us as the only company to offer this differentiating value proposition that could create a complete paradigm shift in this multi-billion dollar segment of the gaming industry.

         OnSwitchTM will generate revenues from licensing fees and ongoing support fees paid by the casino rather than through revenue sharing with the casino as is the case in the outsource model. On a comparative basis, we will realize lower revenues from the OnSwitchTM model than from the outsource model for any particular gaming operation. However our net margin is significantly higher as we will no longer incur the costs associated with on-site personnel, equipment, interest expense, or the substantial working capital required to support the traditional outsource model. The revenue differential actually has the potential to protect our exclusive market position in the form of a substantial barrier to entry. If any of our larger competitors with substantial market share were to develop a competing solution, they would risk cannibalizing their existing revenue by as much as 80%. We believe that this will be a significant disincentive as these are publicly traded companies that have based their value proposition to the investment community on the merits and perpetuation of the outsourced model.

         We began developing our sales & marketing strategy for OnSwitch(TM) in January 2006. Though our limited financial resources delayed the completion of our plan and speed to market, once we initiated sales efforts the overwhelming economic benefits to the gaming companies has created credible and validating activity in our sales cycle. Though we have no installed OnSwitchTM customers as of the date of this filing, our sales pipeline continues to grow, current prospects are confidently moving through our sales cycle, and we currently are finalizing business terms and designing project timelines with prospects in the later stages of our sales cycle.

         Omni Network

         Also in January 2006, we introduced the Omni Network (ON), a free shared credit data and responsible gaming network for the gaming industry. We built the Omni Network with the idea that credit and responsible gaming data belongs to the gaming operators and is necessary for the protection of consumers and the integrity of gaming operations.

         Omni Network is comprised of real-time credit and responsible gaming data garnered from a transaction database that spans the entire United States and soon the Caribbean and South America. Free access to this comprehensive database empowers casino operators to make their own informed decisions about extending credit to casino patrons.

     Membership in the Omni Networks is free to casino operators in the United States, the Caribbean and South America. We will initially populate the database from its casino cash access operations. Additional subscribers will contribute their own data to further build out the credit and transaction history of casino patrons.

Traditional Outsource Services

         Historically casino operators have engaged third party vendors such as us, to handle cash access operations on an outsourcing basis. In these relationships, we provide four basic services: credit/debit card cash advances, ATMs, check cashing and credit services.

         Credit/Debit Card Cash Advance

         In March 2001, we introduced our first credit/debit card cash advance ("CCCA") product. Our CCCA products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment. Our CCCA product accounted for 73,606 transactions and $1,944,941 in revenues (16.8% of total revenues) for the year ended December 31, 2006.

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

         ATMs

         Automated Teller Machines or "ATMs" are a growth market spurred on by the development of less expensive "dial-up" automatic teller machines and the opportunity to charge users transaction surcharges of up to $5.00 per disbursement. We have access to all major bank networks and equipment suppliers. Due to the highly fragmented nature of the ATM business, this service is highly competitive, which has eroded margins and revenue growth potential. We are currently providing gateway services to a wide range of national, regional and international debit, credit and EBT networks. Additional links are being established, including direct connections to national merchants as well as third party, authorization and EBT providers. In addition to providing ATMs in casinos in conjunction with our other services, we have contracts to provide free-standing ATMs to 5 customers and we currently operate 19 ATMs at those locations (of which 12 ATMs are not in casinos). Our casino-based ATMs do not effectively compete with ATMs offered by banks and other financial institutions as we are the only ATM providers in our casinos. ATM activities accounted for 2,348,135 transactions and $5,625,237 in revenues (48.7% of total revenues) for the year ended December 31, 2006.

         Transactions at our ATM machines currently are processed by GenPass Technologies, a full-service ATM processing company that provides services to over 24,000 ATMs nationwide. All ATM transactions are processed using GenPass' network and GenPass provides all reporting, recordkeeping and related services. In addition, GenPass provides all cash management and vault cash needed for our non-casino ATMs. GenPass receives a per-transaction fee and charges us a fee for vault cash equal to GenPass' cost of funds, currently the prime rate less 5/8%, on vault cash used at non-casino ATMs. GenPass is one of several national ATM processors, and although we currently are dependent on GenPass for this service we believe that alternate providers are available on substantially similar economic terms. In addition, we will have the capability to process our own ATM transactions upon the full internal implementation of OnSwitchTM.

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

         Check cashing activities accounted for 293,556 transactions and $2,675,084 in revenues (23.1% of total revenues) for the year ended December 31, 2006. For that period, we incurred aggregate net losses from bad checks of $315,882, representing .004% of the aggregate $75,640,693 in check-cashing transactions processed.

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

         Until recently, casinos in the $15 billion dollar a year Native American Gaming market had little or no ability to utilize credit issuance in their operations. Under the state law compacts governing their operations, the majority of Native American casinos are prohibited from offering credit to customers. Further, the capital requirements necessary to develop the internal ability to offer credit on a prudent basis prevented smaller properties from developing the capability. The absence of a third party credit issuer capable of facilitating these transactions compounded the problem. As non-Native American casinos extend credit directly, there was no market need for a third-party credit provider, and therefore no providers of this service. The other provider of specialized credit reporting did not itself provide credit services.

         Our CreditPlus platform allows players in Native American casinos to receive credit for the first time and, based on an average transaction fee of 10%, CreditPlus positions us to be at the forefront of what we estimate to be a $2 billion market. Currently we have a strong market position in providing credit guarantee and credit management services to this highly profitable market.

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

         CreditPlus accounted for 806 transactions and $44,746 in revenues (0.39% of total revenues) for the year ended December 31, 2006. For that period, we did not incur aggregate net losses from nonpayment of advances.

         In addition to our four core services, we have developed our "Cash Services Host Program." Under the program, we have specially trained and equipped employees, known to the casino and identifiable as our Cash Services Hosts, deployed on the casino floor. The Cash Services Hosts are available to casino customers to provide cash access services at the gaming table or slot machine, thus eliminating the need for the customer to leave the gaming table or slot machine to obtain funds. This is viewed as an amenity by the customer and increases the gaming activity thereby enhancing the casino's revenues. By making our services more accessible to the customer, it increases our transaction activity and revenues. The Cash Services Host Program was operating at 3 casinos for all of 2006 and one casino for a portion of 2006. The Cash Services Host Program accounted for approximately $322,952 in revenues (2.7% of total revenues) for the year ended December 31, 2006.

Business Objectives

         Our business strategy is to focus on continuing to aggressively market our services in the casino industry, while seeking to develop additional proprietary technology to manage and execute the funds transfer transactions that are a part of our core business while providing us with a competitive advantage in the markets that we serve. This will enable us to maximize market penetration, realize significant profit margins and compete effectively with larger competitors. Due to ownership changes, personnel changes and antiquated systems, the niche markets in the funds transfer industry that we have identified have seen a substantial turnover in management, expertise and industry direction. We believe that these markets are ripe for a state of the art funds transfer system that will position us as the leader in the industry.


The Casino Gaming Market


         Casino gaming in the United States has expanded significantly in recent years. Once found only in Nevada and New Jersey, casino gaming has been legalized in numerous states, including land-based casinos on Native American lands and elsewhere, on riverboats and dockside casinos, and at horse racing venues. The growth in gaming has resulted from legalization of gaming in additional jurisdictions and the opening of new casinos in existing markets, as well as from an overall increase in gaming activity.

         Though the geographic expansion of casino gaming has slowed, we anticipate continued growth as states struggle to fill large revenue gaps in their state budgets. We also anticipate continued growth in the Native American Gaming market as tribes are more successful at negotiating more stable and long-term compacts with their respective state governments. The expansion of casino gaming has generated a corresponding demand for ancillary services, including cash access services in casinos. Third parties provide cash access services to most casinos pursuant to contracts with the casino operator. We believe that the principal objective of casino operators in providing or arranging for such services is to promote gaming activity by making funds available to casino customers on a convenient basis. In some cases, however, the casino operator may view such services as a potential profit center separate from the gaming operations.

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

         Our current customer base consists of a both non-Native American casinos where we currently provide stand-alone ATM services, and Native American casinos where we have both stand alone ATM and full service contracts. Of our 24 locations six (6) are full service deployments at Native American casinos and the balance are ATM-only locations or credit card only (18 non-Native American casinos/locations). Our customers represent a blend of the type and size of gaming operations in the U.S. and Caribbean, including traditional markets like Las Vegas, Native American reservations, and smaller markets like Florida and Antigua.

         Our full service locations all reside within the Native American Gaming segment of the industry. Three are in California, with one each in New Mexico, Washington and Wisconsin. Our stand-alone ATM customers are located in Antigua, Florida, Nevada, New York, and California. Three of our full service customers represented approximately 62% of our revenue for the year ended December 31, 2006.


         There are no boundaries when identifying potential casino customers. In the near future, we will focus our marketing efforts on the Native American market, Las Vegas, Atlantic City, the Caribbean and South America and riverboats.

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

         As part of our application for licenses and permits, members of our board of directors ("Board of Directors"), our officers, key employees and stockholders holding five percent or more of our stock must submit to a personal background check. This process can be time consuming and intrusive. If an individual is unwilling to provide this background information or is unsatisfactory to a licensing authority, we must have a mechanism for making the necessary changes in management or stock ownership before beginning the application process. While there can be no assurance that we will be able to do so, we anticipate that we will be able to obtain and maintain the licenses necessary for the conduct of our business.

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

Competition

         We have focused to a large extent on providing cash access services to the gaming industry. In the cash access services market, we compete primarily with Global Cash Access, Inc., Certegy, Inc.'s Game Financial Corporation subsidiary, Global Payments Inc.'s Cash & Win service, and Cash Systems, Inc. Competition for business for outsourced cash access services is based largely on price (i.e., fees paid to the casino from cash access service revenues), as well as on breadth of services provided, quality of service to casino customers and value-added features such as customer information provided to the casino. We believe that our implementation of OnSwitchTM will materially change our competitive situation, as no other service provider offers a competitive enterprise payment solution. Although alternatives exist to the Postilion platform on which one or more of our competitors could build a competing system, we believe that Postilion is most appropriate for our industry and that we have a substantial development head start that will allow us to capture market share. It is possible that new competitors may engage in cash access services, some of which may have greater financial resources, or that one or more competitors will offer additional products. If we face significant competition, we may have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether we will be able to compete successfully against current and future competitors.

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

         Global Cash Access historically has been the dominant market presence, with an estimated 66% market share. Certegy was a relatively small player within the gaming industry until its acquisition of Game Financial Corporation in March 2004 and its subsequent acquisition of FastFunds Financial. We estimate that Certegy has a 15% market share.

         In addition to Global Cash Access and Certegy, we face competition from Cash Systems, which is focused on gaming on Native American Reservations, with an estimated 8% market share. We estimate our own market share at 2%. We do not view financial institutions that offer ATM services at or near casinos as effective competitors because they do not have the scope of products necessary for a full service cash access money center. Local and national banks can provide ATM services, but they lack credit card, marker, and check cashing products.

Employees

         We currently have 43 full time employees, of which 31 employees are engaged in operations, two in sales and marketing, two in information technology and eight in finance, administration and management functions.

         None of our employees are covered by a collective bargaining agreement, and we believe that we have a good relationship with our employees.

RISK FACTORS

         In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

         We have approximately $11,320,000 in indebtedness and approximately $2,170,000 in accounts payable, commissions payable and accrued interest and expenses. If we are unable to satisfy these obligations, then our business will be adversely effected.

         As of December 31, 2006, we had indebtedness in the aggregate principal amount of approximately $11,320,000 and accounts payable and accrued expenses of approximately $2,170,000. Though our operating profits are sufficient to meet our current obligations under our credit facilities, if we become unable to satisfy these obligations, then our business will be adversely affected. Certain of these obligations are secured by security interests in substantially all of our assets granted to the lender. Accordingly, if we are unable to satisfy these obligations, then our lender may sell our assets to satisfy the amounts due under these loans. Any such action would have an adverse effect on our business.

         Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

         Due to our accumulated deficit of $20,819,663 as of December 31, 2006, and our net losses and cash used in operations of $4,342,466 and $1,393,259, respectively, for the year ended December 31, 2006, our independent auditors have raised substantial doubt about our ability to continue as a going concern. While we believe that our present plan of operations will be profitable and will generate positive cash flow, we may not generate net income or positive cash flow in 2007 or at any time in the future.

         We have had a history of losses and may experience continued losses in the foreseeable future.

         For the year ended December 31, 2006 we incurred a net loss of $4,342,466 and for the year ended December 31, 2005, we incurred a net loss of $1,666,167. We expect to incur losses for the year ending December 31, 2007. If we are unable to increase revenues from existing and new contracts while controlling costs, our losses may be greater than we anticipate and we may have insufficient capital to meet our obligations.

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

         Our contracts with Native American tribes are subject to claims of sovereign immunity.

         We have entered into agreements with Native American tribes. Native American tribes in the United States generally enjoy sovereign immunity from lawsuits, similar to that of the United States government. The law regarding sovereign immunity is unsettled. Though some of our contracts provide for a limited waiver of immunity for the enforcement of our contractual rights, if any Native American tribe defaults on our agreements and successfully asserts its right of sovereign immunity, our ability to recover our investment, or to originate and sell future Native American Gaming transactions, could be materially adversely affected.

         We derive a significant portion of our revenues from a few customers and the loss of one or more of these contracts could have a significant adverse effect on our financial results.

         We are dependent on a limited number of customers for a significant portion of our revenue and gross profit. For the year ended December 31, 2006, we derived 62% of our revenues from three customers. One of these customers did not renew its agreement with us in May 2006, which impacted revenues and income for the year. The loss of either of the other two major customers would result in an immediate material reduction in our revenues and gross profit.

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

         We have issued and outstanding stock options and warrants exercisable for 10,165,780 shares of our common stock at prices below our current market price, with an average exercise price of $ .04 per share. The existence of these options may have a depressing effect on the market price of our common stock, and the exercise of these options, if accompanied by a sale of the shares of common stock issued on exercise, may result in a decrease in the market price of our common stock.

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

         Our success will be largely dependent upon the continued employment of our key executive officers and, particularly, our continued employment of Christopher M. Wolfington. The loss of Mr. Wolfington's services would have a material adverse effect on our operation. Although Mr. Wolfington has entered into an employment agreement with us, and owns approximately 55.43% of our issued and outstanding common stock, it is possible that Mr. Wolfington would not continue his employment with us. In addition, we do not presently maintain insurance on Mr. Wolfington's life. Although we believe that we would be able to locate a suitable replacement for Mr. Wolfington if his services were lost, we may not be able to do so. In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical and administrative personnel. Competition for highly talented personnel is intense and can lead to increased compensation expenses. We may not be able to attract and retain the personnel necessary for the development of our business.

         We will be in competition with companies that are larger, more established and better capitalized than we are.

         The cash access services industry is highly competitive, rapidly evolving and subject to constant change. Our principal competitors in the credit/debit card cash advance area are Global Cash Access, Inc., Global Payment, Inc.'s Cash & Win Service, Certegy, Inc.'s Game Financial Corporation subsidiary, Cash Systems, Inc. and FastFunds Financial Corp. Some of our competitors have:

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

         One person controls a majority of our capital stock. Christopher M. Wolfington owns approximately 55.43% of our issued and outstanding capital stock. As a result, Mr. Wolfington has the ability to control substantially all matters submitted to our shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets), to elect himself as Chairman, Chief Executive Officer and Treasurer and to control our management and affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, or impeding a merger, consolidation, takeover or other business.

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

         Many of the regulatory authorities that approve our licensing and many of the Native American tribes with which we may do business perform background checks on our directors, officers and principal shareholders. As a consequence, our Amended and Restated Certificate of Incorporation provides that a person may not hold 5% or more of our securities without first agreeing to:

o    consent to a background investigation;
o    provide a financial statement; and
o    respond to questions from gaming regulators and/or Native American tribes.

         Stockholders holding less than 5% of our outstanding securities could also be subject to the same requirements. Such requirements could discourage acquisition of large blocks of our securities, could depress the trading price of our common stock and could possibly deter any potential purchaser of us.

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

ITEM 3.       LEGAL PROCEEDINGS

         On or about October 14, 2004, Lake Street Gaming, LLC ("Lake Street") filed a Complaint against us and our predecessor, iGames Entertainment, Inc. (collectively, "iGames") in the United States District Court for the Eastern District of Pennsylvania, alleging that iGames breached an Asset Purchase Agreement ("APA") that the parties executed on or about February 14, 2003. By virtue of the APA, Lake Street sold to iGames all of Lake Street's right, title and interest in a casino game called "Table Slots." Lake Street alleges that it is entitled to additional compensation for the game.

         We have reached a settlement in principal that is in the drafting stage. The court, having been notified of the settlement, dismissed the action on March 12, 2007. Pursuant to the terms of the settlement agreement, we will pay Lake Street a total of $160,000.00 in an initial payment of $30,000.00 and monthly payments of $4,333.33 for thirty (30) months. The settlement also requires that certain stock be held in escrow and has a contingency for early payment.

         On or about October 26, 2006, we served a demand for arbitration on The Campo Band of Kumeyaay Indians d/b/a The Golden Acorn Casino (the "Casino") and on Ralph Goff, the tribe Vice Chairman, individually, and requested that the Casino and Mr. Goff consent to the jurisdiction of the JAMS arbitrator in Philadelphia. We filed the demand to recover damages we suffered as a result of having our Financial Services Agreement wrongfully terminated by the Casino and from being evicted from the Casino without sufficient notice. The Casino has refused to consent to the jurisdiction of JAMS (i.e., the chosen arbitration service) in Philadelphia. On or about March 1, 2007, the Casino served us with a demand for arbitration that it purportedly filed with JAMS in San Diego, California. The Casino allegedly seeks in excess of $922,826.73 in damages that it claims resulted from our breach of the same Financial Service Agreement. We have not consented to the jurisdiction of JAMS in San Diego, California. We believe that the Casino's claims are without merit.

         On or about November 8, 2006, Plaintiffs GFM LLC, The Grove Cinemas, LLC and The Commons at Calabasas, LLC (collectively, "Plaintiffs") filed a Complaint against Available Money Inc. and Money Centers of America (collectively "MCA"), alleging that MCA breached lease agreements executed on February 15, 2002 and January 7, 2004. Under the agreements, MCA rented from Plaintiffs a portion of certain locations for purposes of an ATM machine. Due to Money Centers' acquisition of Available Money, Inc., the original party to the leases, Plaintiffs allege that the transfer was "unpermitted" and therefore a breach of the lease. This case has just entered the discovery stage and a trial date has not been set. Although MCA intends to vigorously defend this action, this case has a likelihood of settling as the parties have already engaged in settlement discussions and have agreed to engage in pro bono mediation.

         On March 2, 2007, the trial of Ameristar Casino v. Money Centers of America and Available Money was held in Gilpin County District Court. Ameristar Casino alleged that they permitted Defendants to operate their ATM's on its property and that Defendants never paid the plaintiff the agreed-upon fee structure for those ATM's. Ameristar Casino alleged that Defendants breached their agreement with Plaintiff by refusing to make payments for the ATM's on casino premises in January and February, 2005. In addition, Ameristar Casinos also alleged that Defendants' ATM's on casino premises in January and February, 2005 generated revenue which conferred a benefit on Defendants that would be inequitable for Defendants to retain without payment of its value to Plaintiff. The one-day trial concluded on March 2, 2007. The Court ruled in favor of Money Centers on the Plaintiff's breach of contract claim. The Court ruled against money Centers on the Plaintiff's unjust enrichment claim and a judgment was entered in the amount of $56,879 plus statutory interest in favor of the Ameristar Casinos. With interest through March 20, 2007 the value of the debt owed by Money Centers of America as a result of the judgment is $67,019. The advisability of appeal is being considered. The likelihood of success on appeal is 50%. The exposure to further loss on appeal is interest on the judgment at 9% compounded annually while the appeal is pending, assuming the verdict is not reversed.

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

Market Information


         Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board on October 14, 2002. The following table presents the high and low bid prices per share of our common stock as quoted for the years ended December 31, 2006 and December 31, 2005, which information was provided by NASDAQ Trading and Market Services.


Year ending December 31, 2006
Quarter ended:                     High Bid                     Low Bid
     December 31, 2006               0.70                         0.14
     September 30, 2006              0.38                         0.28
     June 30, 2006                   0.43                         0.25
     March 31, 2006                  0.37                         0.32

------------------------------------------------------------------------------

Year ended December 31, 2005
Quarter ended:                     High Bid                     Low Bid
     March 31, 2005                  1.15                         0.51
     June 30, 2005                   0.55                         0.30
     September 30, 2005              0.67                         0.34
     December 31, 2005               0.45                         0.34

------------------------------------------------------------------------------
         The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. On March 31, 2007, the closing bid price for our common stock was $0.55 per share.

Holders

         As of December 31, 2006, we had 70 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Florida Atlantic Stock Transfer.

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

Securities Authorized for Issuance Under Equity Compensation Plans

------------------------------------------ --------------------- ------------------------ ----------------------------
                                           Number of
                                           securities to be
                                           issued upon
                                           exercise of           Weighted average         Number of securities
                                           outstanding           exercise price of        remaining available for
                                           options, warrants     outstanding options,     future issuance under
                                           and rights            warrants and rights      equity compensation plans
------------------------------------------ --------------------- ------------------------ ----------------------------
Equity  compensation  plans  approved  by  $ 7,960, 780          $ 0.10                              0
security holders
------------------------------------------ --------------------- ------------------------ ----------------------------
Equity  compensation  plans not  approved  $ ---------           $ ---------                         0
by security holders
------------------------------------------ --------------------- ------------------------ ----------------------------
Total                                      $ ---------           $ ---------                         0
------------------------------------------ --------------------- ------------------------ ----------------------------

         There were no other securities authorized for issuance under equity compensation plans at December 31, 2006.

Recent Sales of Unregistered Securities and Use of Proceeds

     From March to May 2006 we borrowed $75,000 from our Chief Executive Officer's father. These loans bear interest at 10% per annum with terms of nine months. Warrants to purchase an aggregate of 37,500 shares of our common stock at an exercise price of $0.01 per share were issued to the lender.

     In August 2006 we sold 4,800,000 shares of our common stock at $0.25 per share to 14 investors. These shares were sold pursuant to Rule 506 of Regulation D.

     In November 2006 we sold 300,000 shares of our common stock at $0.25 per share to one investor pursuant to Section 4(2) of the Securities Act.

     In December 2006 we borrowed $4,750,000 from Baena Advisors, LLC, an entity owned by the brother of our Chief Executive Officer. One of our directors , John Ziegler, is a manager of Baena Advisors, LLC. Warrants to purchase 2,000,000 shares of our common stock at an exercise price of $0.01 per share were issued to the Lender.


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

History

         We are a single source provider of cash access services to the gaming industry. We combine advanced technology with personalized customer services to deliver ATM, credit card advance, POS debit card advance, Check Cashing Services and CreditPlus marker services on an outsourcing basis to casinos, license our OnSwitchTM transaction management system to casinos and merchant card processing.


         We were formed as a Delaware corporation in 1997. Prior to March 2001, we were a development company focusing on the completion of a Point of Sale ("POS") transaction management system for the gaming industry. In March 2001, we commenced operations with the launch of the POS system at the Paragon Casino in Marksville, LA.

Current Overview

         Our core business of providing single source full service cash access services in the gaming industry continues to grow and be the major source of our revenue and profits in 2006. We have also launched several new services in the last 15 months, such as OnSwitchTM and Omni Network that have helped to differentiate our product offering in the marketplace. Our core business generates revenues from transaction fees associated with each unique service we provide, including ATMs, credit card advances, POS Debit, check cashing, markers and various other financial instruments. We receive our fees from either the casino operator or the consumer who is requesting access to their funds. The pricing of each transaction type is determined by evaluating risk and costs associated with the transaction in question. Accordingly, our transaction fees have a profit component built into them. Furthermore, reimbursement for electronic transactions are guaranteed by the credit or debit networks and associations that process the transactions as long as procedures are followed, thereby reducing the period of time that trade accounts receivable are outstanding to several days.

         We deployed our OnSwitchTM Transaction Management System (OnSwitchTM) in January 2006. Though we feel confident that OnSwitchTM will differentiate us from our competitors and create new sources of revenue for us, there is no guarantee that the market will accept this new deployment strategy. Regardless of the markets acceptance of this new deployment strategy, OnSwitchTM enables us to gain complete control over our cash access booth operations and ATMs. OnSwitchTM will "drive" the ATMs and teller applications and process all transactions through our central system allowing for quicker customer interactions which translate to greater revenue at less cost from our current book of business. OnSwitchTM permits us to negotiate network processing contracts based on sound business decisions versus technology requirements so that the cost per transaction may be reduced, once again translating to greater revenue potential from our current book of business. Once all of the properties have been converted to OnSwitchTM, general operating procedures, field support, and internal accounting processes will also be streamlined.

         One of the obstacles with OnSwitchTM was that we had to achieve Payment Card Industry ("PCI") compliance. PCI Compliance is a set of security standards that were created by the major credit card companies (American Express, Discover Financial Services, JCB, MasterCard Worldwide, and Visa International) to protect their customers from increasing identity theft and security breaches. After over a year of comprehensive updates of our systems, audits by Visa and other actions, we are now PCI compliant. To our knowledge, we are the only PCI compliant cash access vendor in the gaming industry.

         Our management focused on improving our capital structure during 2006. In August 2006 we raised $1.2 million in equity in a successful private placement. In addition, at the end of 2006 we refinanced most of our outstanding debt on a favorable basis, converting most of it from short term to long term, reducing our interest rates and obtaining "interest only" payment terms. In combination, these efforts have allowed us to pay off our highest cost capital and increase our cash flow by over $700,000 per year.

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

         The trend towards consolidation of the major gaming companies has continued and will make it difficult to continue to offer our services in the traditional manner. The economics are too compelling for the gaming operators not to consider internalizing these operations in order to generate additional revenue and profits to service the debt associated with the consolidation. Our preparation has continued to position us to capitalize on this trend. We have prepared for this change and have already begun to offer our systems and services through licensing OnSwitchTM , our transaction management system. In addition to outsourcing the cash services operations, we now offer turn-key processing capabilities for internal use by the casino. This means casinos will license our technology so they can operate and maintain their own cash access services, including the addition of their merchant card processing. Our size makes us uniquely capable of adapting to this change. Though the license agreements do not have the same revenue potential as a traditional cash services contract, the net income derived from these agreements is higher, the user agreements are for a longer period of time and we do not have the same capital expenditures or vault cash requirements that we experience in performing traditional cash access services. Furthermore, our larger competitors have spent years trying to conceal the economic benefits of this type of offering because their large infrastructure is designed to only support an outsourced solution.

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

3. Execution of long-term and stable compacts for Native American casinos in numerous state jurisdictions has made traditional capital more readily available paving the way for a new wave of expansion and the resulting need for new sources of revenue and customer amenities.

         Recent shortfalls in state budgets have brought the tribal and state governments together to execute long-term compacts that meet the financial needs of both parties. In recent years, California, Arizona, New Mexico and Wisconsin are just a few examples of this development. The added financial stability for Native American casinos has made traditional capital more readily available to tribes, leading many tribes to undertake expansion of casino facilities and operations.

         In order to support this expansion, Native American casino operators will seek new sources of revenues and new amenities to attract and retain more quality customers. One of the most critical customer amenities in casino operations is the availability of credit. Traditional gaming markets, such as Las Vegas and Atlantic City, rely on credit issuance for up to 40% of their revenues. These markets issue credit internally and rely on specialized credit reporting in their risk management decisions. Significant capital investment in technology is required for these transactions to be executed efficiently. However, within the $15 billion dollar Native American Gaming market there are virtually no credit services currently available. Approximately 26 of 29 states that have approved Native American Gaming do not allow Native American tribes or their respective casinos to issue credit. The lack of credit play is also due to the lack of a third party credit issuer that is capable of facilitating the transactions. Our CreditPlus platform allows Native American casinos to issue credit to players, providing Native American casinos with a guest amenity that is already widely accepted in traditional jurisdictions.

Our ability to convert this market opportunity into revenue is largely dependent on the success of our sales efforts in educating casinos in the Native American Gaming market regarding the advantages of CreditPlus and its compliance with the regulatory requirements.

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

         We believe that it is necessary to increase our working capital position so that we can capitalize on the profitable trends in the industry while maintaining and servicing our current customer base and integrating acquired operations such as Available Money, Inc. ("Available Money"), which we acquired in April of 2004. Without sufficient working capital, we would be forced to utilize working capital to support revenue growth at the expense of executing on our integration and conversion plans. This would result in substantially higher operating costs without the assurance of additional revenues to support such costs.


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


         Revenue Recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for our various revenue streams:


         ATM's and Credit Cards. Fees earned from ATM and credit card advances are recorded on the date of transaction.


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

Stock Based Compensation. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment," under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25 "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payment to employees based on their grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

Results of Operations

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

                                                       Year Ended           Year Ended         Change ($)
                                                    December 31, 2006   December 31, 2005
                                                           ($)                 ($)
                                                   ------------------- -------------------- -----------------
Net loss                                                (4,342,466)         (1,666,167)         (2,676,299)
Revenues                                                11,721,752          19,409,238          (7,687,486)
Cost of services                                         9,471,763          15,801,366          (6,329,603)
     Commissions & Rents Paid                            5,409,907           9,790,374          (4,380,467)
     Wages & Benefits                                    2,135,686           2,284,970            (149,284)
     Processing Fee & Service Charges                    1,250,505           1,999,123            (748,618)
     Bad Debts                                              92,953             723,850            (630,897)
     ATM Lease Fees & Maintenance                          197,166             489,379            (292,213)
     Cash Replenishment Services                           119,604             369,909            (250,305)
     Other                                                 265,942             143,761             122,181
Gross Profit                                             2,249,989           3,607,872          (1,357,883)
Selling, General and Administrative Expenses             1,968,572           2,238,904            (270,332)
     Management Compensation                               691,175             473,918             217,257
     Professional Fees                                     237,101             800,826            (563,725)
     Travel                                                254,133             275,583             (21,450)
     Other                                                 786,163             688,576              97,587
Noncash Compensation                                     2,111,402              91,225           2,020,177
Depreciation and amortization                              355,309             941,079            (585,770)
Loss on impairment of goodwill                             203,124                   -             203,124
Settlement expenses                                        210,000                   -             210,000
Interest expense, net                                   (1,849,740)         (1,997,438)            147,698
Other income (expenses)                                    105,692              (5,393)            111,085

         Our net loss increased by approximately $2.7 million during the year ended December 31, 2006 primarily due to a decrease in revenue from the loss of the Sycuan contract in May of this year and the Valley View contract in 2005. This loss in revenue resulted in a decrease in gross profit of approximately $1,360,000. In addition, a increase in noncash compensation of approximately $2,000,000 reflecting one-time charges for noncash compensation during 2006 (related to the issuance of options to purchase 3,780,780 shares of our common stock to our Chairman and CEO under our stock option plan), which options were issuable pursuant to his employment agreement upon achievement of goals established by the Board of Directors and were earned in December 2006 upon completion of the refinance of our vault cash.

         Our revenues as a whole decreased by approximately 38% during the year ended December 31, 2006 as compared to the year ended December 31, 2005. The Money Centers portfolio (consisting primarily of full-service casino contracts) decreased 27.5% or approximately $3.6 million, We lost approximately $2 million in revenues from the loss of the Sycuan contract which terminated on May 9, 2006 and approximately $845,000 from the loss of the Valley View contract in 2005, and approximately $182,000 from the loss of the Campo contract in October 2006, while the remaining Money Centers casinos had increased same store sales of 12%, from same period last year. While the Available Money portfolio (consisting of ATM contracts) decreased 65.6% or $4 million. This reflected a decision to terminate unprofitable contracts from the Available Money portfolio as demonstrated by the fact that gross profit increased.

         Our selling, general and administrative expenses decreased by approximately $270,000 during the year ended December 31, 2006 primarily due to decreased legal expenses offset by increased management compensation resulting from a full year's compensation to our chief financial officer (who began in May
2005) and payment of contractual bonuses to our chief executive officer that he waived in 2005. Other selling, general and administrative expenses were relatively unchanged from the year ended December 31, 2005.

         Our interest expense decreased $147,698 during the year ended December 31, 2006 mostly due to a decrease in the use of cash because of our termination of unprofitable contract and the non renewal of others. This was offset by $147,901 in non cash interest related to bridge notes we raised in 2005.

         Our other expenses decreased during the year ended December 31, 2006 because we had debt forgiveness on a settlement of debt off set by one time cost of closing the Sycuan casino in the second quarter of 2006.


Off-Balance Sheet Arrangements

         There were no off-balance sheet arrangements during the year ended December 31, 2006 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Changes in Financial Position, Liquidity and Capital Resources

                                                           Year ended       Year ended
                                                          December 31,     December 31,
                                                            2006 ($)         2005 ($)         Change ($)
                                                        ---------------- ----------------- ------------------
Net Cash (Used in) Provided by Operating Activities      (1,393,257)           111,270         (1,504,527)
Net Cash Used in Investing Activities                      (524,560)          (683,039)           158,479
Net Cash Provided by Financing Activities                   272,352          2,215,944         (1,943,592)

         Net cash used in operations decreased by approximately $1.5 million, primarily due to a increase in our net loss combined with payment of our accounts and commissions payable. Net cash used in investing activities decreased due to the fact we have financed our new ATM purchases in 2006.

         Net cash provided by financing activities decreased during the year ended December 31, 2006 primarily due to reductions in the outstanding balance of our vault cash facility because we require less vault cash after the expiration of the Sycuan contract, combined with the fact we raised $1,080,000 (net of commissions) from the private placement of equity and used the proceeds in part to pay off short term notes.

         A significant portion of our existing indebtedness prior to December 28, 2006 was associated with our vault cash line of credit of $7,000,000 with Mercantile Capital, L.P., which we used to provide vault cash for our casino operations at most locations. Vault cash is the money necessary to fund the float, or money in transit, that exists when customers utilize our services but we have yet to be reimbursed from the Debit, Credit Card Cash Advance, or ATM networks for executing the transactions. Although these funds are generally reimbursed within 24-48 hours, a significant amount of cash is required to fund our operations due to the magnitude of our transaction volume. Our vault cash loan accrued interest at the base commercial lending rate of Wilmington Trust Company of Pennsylvania plus 10.75% per annum on the outstanding principal balance, with a minimum rate of 15% per annum, and had a maturity date of May 31, 2006. Vault cash for our ATM operations at locations where we do not provide full cash access services (primarily Available Money customers) is provided by our ATM processing provider under the terms of the ATM processing agreement, at a cost equal to the ATM processor's cost of funds, which currently is the Prime Rate.

         On December 28, 2006, the Mercantile line of credit was converted to a $2,525,000 term loan maturing December 31, 2008 and bearing interest at 12.75%, payable monthly. The principal balance due to Mercantile above $2,525,000 was repaid with a portion of the proceeds from a $4,750,000 term loan from Baena Advisors, LLC. This loan bears interest at 30-day LIBOR plus 13%, payable monthly, and is due February 28, 2009. Baena Advisors, LLC is owned by the brother of our Chief Executive Officer. One of our directors, John Ziegler Jr., is a manager of Baena Advisors, LLC.

         In September and October 2005 we borrowed $800,000 from individuals, including the uncle and brother of our Chief Executive Officer, pursuant to convertible notes that bore interest at 10% per annum and matured in September and October of 2006. $550,000 of this amount has been repaid. We have reached an agreement in principle to refinance the remaining $250,000, together with accrued interest, by a $300,000 increase in the Baena Advisors facility.


         In addition, two of our casino customers provide vault cash lines of credit for our activities at their casinos. These facilities are unsecured and bear interest rates ranging from zero to 9%. Our debt is used primarily to provide vault cash for our casino operations. Vault cash for our ATM operations at locations where we do not provide full cash access services (primarily Available Money customers) is provided by our ATM processing provider under the terms of the ATM processing agreement, at a cost equal to the ATM processor's cost of funds, which currently is Prime minus 5/8%.


         On September 10, 2004, we borrowed $210,000 from the father of our chief executive officer to pay an advance on commissions to a new casino customer. This loan bears interest at 10% per annum, payable monthly. We currently are making $5,000 principal payments per month. The current principal balance outstanding is $30,000. In addition, we issued the lender warrants to purchase 50,000 shares of our common stock at an exercise price of $.33 per share.


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


         Due to our accumulated deficit of $20,819,663 as of December 31, 2006 and our net losses and cash used in operations of $4,342,466 and $1,393,257, respectively, for the year ended December 31, 2006, our independent auditors have raised substantial doubt about our ability to continue as a going concern. While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow for 2007 or at any time in the future.


ITEM 7.       FINANCIAL STATEMENTS

         Our consolidated financial statements for Fiscal Years 2006 and 2005 and footnotes related thereto may be found at pages F-1 through F-33.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         As of December 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher M. Wolfington, our Chief Executive Officer and Jason P. Walsh, our Chief Financial Officer. Based upon that evaluation, Mr. Wolfington and Mr. Walsh concluded that our disclosure controls and procedures are effective.

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

ITEM 8B.   OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and positions of our directors and executive officers and executive officers of our subsidiary as of March 31, 2007.

   Name                         Age   Current Position(s) with Company
---------------------------- ------- -------------------------------------------
   Christopher M. Wolfington    41    Chairman of the Board of Directors, Chief
                                      Executive Officer and President

   Jason P. Walsh               29    Chief Operating Officer, Chief Financial
                                      Officer, Secretary and Treasurer

   Jeremy Stein                 39    Director

   Jonathan P. Robinson         42    Director

   Dennis Gomes                 63    Director

   John Ziegler, Jr.            41    Director

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

         A brief description of the business experience during the past five years of our directors, our executive officers and our key employees is as follows:

         Christopher M. Wolfington - Chairman, Chief Executive Officer and President. Mr. Wolfington has been in the financial services industry for approximately 16 years. He has our Chairman since our inception. From 1991 to 1994 he was a partner in The Stanley Laman Group, a firm providing investment, insurance, mergers, acquisition, and planning services to companies nationwide. From 1995 to 1998 he was President of Casino Money Centers, a subsidiary of CRW Financial, Inc. Mr. Wolfington received a Bachelor of Arts degree in Communications and Business from the University of Scranton.

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

        Jonathan P. Robinson - Director. Mr. Robinson has served as a member of our Board of Directors since January 2005. Mr. Robinson has been Chief Financial Officer of O'Neill Properties Group, a Mid-Atlantic real estate development company, since 2002. He was Chief Financial Officer of Airclic, Inc. from 2000 to 2002. Prior thereto, Mr. Robinson was Chief Financial Officer of Safeguard International, a $300 million cross-Atlantic private equity fund, focused on later-stage leveraged buyouts and private equity investments, from 1999 to 2000. From 1993 to 1998, Mr. Robinson was Chief Financial Officer of CRW Financial, Inc. Mr. Robinson received a B.S. degree from Bloomsburg University in 1986.

         Dennis Gomes - Mr. Gomes' background is in law enforcement as an investigator of casino operations in Nevada and New Jersey. Having earned an undisputed reputation for character and integrity through his numerous senior-level operational positions throughout his career, Gomes served as President of the Tropicana Casino & Resort and Trump Taj Mahal Hotel & Casino in Atlantic City and as President of The Golden Nugget Hotel & Casino in Las Vegas.

        John Ziegler, Jr. - Since June of 2002, Mr. Ziegler has been the Principal and Executive Vice President of the M.F. Irvine Companies. From 1995 to 2002, Mr. Ziegler was the Chief Financial Officer of Wilcox & Gibbs. Mr. Ziegler is a manager of Baena Advisors, LLC, a lender to the Company. Mr. Ziegler received a B.S. in business and economics from Lafayette College in 1990.

         Mr. Ziegler is Mr. Wolfington's brother-in-law. There are no other family relationships among any of our directors or executive officers.

         Audit Committee

         The Audit Committee oversees our processes of accounting and financial reporting and provides oversight with respect to our audits and financial statements. In this role, the Audit Committee reviews the professional services provided by our independent accountants and the independence of the accounting firm from our management. The Audit Committee also reviews the scope of the audit performed by our independent accountants, our annual financial statements, our systems of internal accounting controls and other matters with respect to the accounting, internal auditing and financial reporting practices and procedures as it finds appropriate or as may be brought to its attention. The Audit Committee is comprised of Messrs. Robinson and Ziegler, each of whom is independent as defined by the requirements of The NASDAQ Stock Market and the rules and regulations of the Securities and Exchange Commission. Mr. Robinson serves as Chairman of the Audit Committee and as our "audit committee financial expert" as required under the SEC's rules.

         Section 16(a) Beneficial Ownership Reporting Compliance

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

ITEM 10.  EXECUTIVE COMPENSATION


         The following table presents compensation information for the year ended December 31, 2006 for our principal executive officer and our two most highly compensated executive officers (other than the principal executive officer) whose total annual salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------- -------- ----------- -------------- ------------ ------------- ---------
           Name and Principal Position              Year      Salary        Bonus        Option      All Other     Total
                                                                                         Awards     Compensation
-------------------------------------------------- -------- ----------- -------------- ------------ ------------- ---------
Christopher M. Wolfington, Chairman, Chief         2006     $350,000    $204,994 (1)   $1,888,122   $39,359(2)    2,482,475
Executive Officer
-------------------------------------------------- -------- ----------- -------------- ------------ ------------- ---------
Jason P. Walsh, Chief Financial Officer, Chief     2006     $145,000    $25,000        181,320            0       351,320
Operating Officer, Secretary & Treasurer
-------------------------------------------------- -------- ----------- -------------- ------------ ------------- ---------

 (1) Includes $29,994 in sales commissions on contracts in place prior to 2004.
 (2) Includes $35,761 in automobile expense and $3,598 in life insurance premiums.

         In January 2004, we entered into a five-year employment agreement with Christopher M. Wolfington, our Chairman, President and Chief Executive Officer. In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors) (the "Base Salary"), Mr. Wolfington's employment agreement provides for a guaranteed bonus equal to 50% of his Base Salary in any calendar year (the "Guaranteed Bonus") and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus"). Pursuant to his employment agreement, Mr. Wolfington is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement. In addition, under the terms of his employment agreement Mr. Wolfington was entitled to receive options to purchase 3,780,780 shares of our common stock at an exercise price of $0.01, upon the accomplishment of performance goals established by the Board of Directors in 2004, which the Board concluded had been satisfied by the equity private placement and debt refinancings in 2006. In the event there is a change of control after which Mr. Wolfington is asked to relocate his principal business location more than 35 miles, his duties are significantly reduced from the duties he had immediately prior to the change of control or there is a material reduction in his Base Salary in effect immediately prior to the change of control and, as a result of any of the foregoing, Mr. Wolfington resigns his employment hereunder within one year after the date of the change of control, then Mr. Wolfington shall be entitled to receive as severance payments, his Guaranteed Bonus, his Base Salary and his insurance benefits for a period equal to the greater of the initial term of the agreement or 24 months from the date of the termination or cessation of Mr. Wolfington's employment. For purposes of Mr. Wolfington's employment agreement, a change of control occurs if we sell all or substantially all of our assets or if shares of our capital stock representing more than 50% of the votes which all stockholders are entitled to cast are acquired, by purchase, merger, reorganization or otherwise) by any person or group of affiliated persons not an affiliate of iGames at the time of such acquisition.

          Jason P. Walsh's 2006 compensation as our Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer is governed by a May 2005 employment agreement, as amended in October 2005. Mr. Walsh's minimum annual salary is $145,000 and he receives annual bonus compensation of up to $25,000 per year. In addition, Mr. Walsh was granted options to purchase 200,000 shares of our common stock with an exercise price of $.42 per share, of which 50,000 vested immediately, 50,000 vested after one year and the remainder vested after two years. Effective December 31, 2006 (the original expiration date), Mr. Walsh's employment agreement was amended and restated to provide for an annual salary of $170,000 and no bonus compensation. Mr. Walsh also received options to purchase 500,000 shares of our common stock at an exercise price of $0.38 per share, based on the market price at the time of grant. 50% of these options vest July 1, 2007 with the remainder vesting December 31, 2007. In the event Mr. Walsh's employment is terminated prior to the then-current expiration date by us without good cause, as defined in the employment agreement, or Mr. Walsh elects early termination with good reason, as defined in the employment agreement, and such termination is within six months following a change in control, as defined in the employment agreement, Mr. Walsh will receive 100% of his annual salary in effect as of the date of such termination for a period of one year. In addition, Mr. Walsh would be entitled to payment of accrued but unused vacation time through the termination date and all unvested stock options held by Mr. Walsh would automatically vest.

         Repricing of Options

We have not adjusted or amended the exercise price of any stock options.



                  Outstanding Equity Awards at Fiscal Year-End
------------------ -----------------------------------------------------------------------
                                               Option Awards
------------------ -----------------------------------------------------------------------
      Name           Number of      Number of         Option Exercise Price     Option
                    Securities     Securities                  ($)            Expiration
                    Underlying     Underlying                                    Date
                    Unexercised    Unexercised
                      Options        Options
                        (#)            (#)
                    Exercisable   Unexercisable
------------------ -------------- -------------- -- -------------------------- -----------
Christopher
Wolfington           2,620,000                                .01                 1/2/2014
------------------ -------------- -------------- -- -------------------------- -----------
Christopher
Wolfington           3,780,780                                .01               12/28/2016
------------------ -------------- -------------- -- -------------------------- -----------
Jason P. Walsh        100,000        100,000                  .42                6/14/2014
------------------ -------------- -------------- -- -------------------------- -----------
Jason P. Walsh        100,000                                 .01               11/15/2016
------------------ -------------- -------------- -- -------------------------- -----------
Jason P. Walsh        200,000                                 .26               11/15/2016
------------------ -------------- -------------- -- -------------------------- -----------

         Under the terms of his employment agreement Mr. Wolfington was entitled to receive options to purchase 3,780,780 shares of our common stock at an exercise price of $0.01, upon the accomplishment of performance goals established by the Board of Directors, which the Board concluded had been satisfied by the equity private placement and debt refinancings in 2006. These grants represent approximately 84% of the options granted to our employees in the fiscal year ended December 31, 2006. In October 2006, the Compensation Committee determined to grant to Mr. Walsh options to purchase 100,000 shares of our common stock at an exercise price of $0.01 per share, and options to purchase 200,000 shares of our common stock at an exercise price of $0.00-0.26 per share, which equaled the market price as of the date of grant, based on an evaluation of his overall contribution to our business.

         Long Term Incentive Plans
         We currently do not have any long-term incentive plans.

                       Director Compensation
-------------------- ------------- ------------- --------------
       Name          Fees Earned      Option         Total
                      or Paid in      Awards
                         Cash
                         ($)           ($)            ($)
-------------------- ------------- ------------- --------------
 Jonathan Robinson      $2,500      $25,960(1)      $28,460
-------------------- ------------- ------------- --------------
   Jeremy Stein           0         $25,960(2)      $28,460
-------------------- ------------- ------------- --------------
   Wayne DiMarco        $2,500      $25,960(3)      $28,460
-------------------- ------------- ------------- --------------
 Barry Bekkedam(5)      $2,500      $25,960(4)      $28,460
-------------------- ------------- ------------- --------------

(1) As of December 31, 2006, Mr. Robinson held options to purchase 150,000 shares of common stock.
(2) As of December 31, 2006, Mr. Stein held options to purchase 350,000 shares of common stock.
(3) As of December 31, 2006, Mr. DiMarco held options to purchase 170,000 shares of common stock. Mr. DiMarco resigned as a director in March 2007.
(4) As of December 31, 2006, Mr. Bekkedam held options to purchase 150,000 shares of common stock.
(5) Mr. Bekkedam resigned as a director in November 2006.

         Our directors who are also employees do not receive any additional consideration for serving on our Board of Directors. Our outside directors, who are not employees, receive $2,500 for each meeting of the Board of Directors or any committee thereof that they attend. In addition, our outside directors receive an annual grant of options to purchase 100,000 shares of our common stock at an exercise price equal to the closing sales price of our common stock on the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

         See "Securities Authorized for Issuance Under Equity Compensation Plans" in Item 5 on page _____.


Information as to ownership of Common Stock by Officers, Directors and owners of 5% or more of our Common Stock


         The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 10, 2007 by:

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

   Name and Address of Beneficial          Position                Amount and Nature of     Percentage of Class
             Owner (1)                                           Beneficial Ownership (1)
---------------------------------- --------------------------   -------------------------- -----------------------

Christopher M. Wolfington              President, Chief             23,470,383 (2)                63.12
                                       Executive Officer,
700 South Henderson Road,               Chairman of the
Ste.  325                                    Board
King of Prussia, PA 19406

Jason P. Walsh                          Chief Operating                532,500 (3)                 1.70
700 South Henderson Road                Officer, Chief
Ste. 325                           Financial Officer, Secretary &
King of Prussia, PA 19406                 Treasurer

Jeremy Stein                               Director                    410,000 (4)                 1.32
301 Yamato Road, Suite 2199
Boca Raton, FL 33431

Dennis Gomes                               Director                    400,000(5)                  1.28
615 E. Lost Pine Way
Galloway, NJ 08205

Jonathan Robinson                          Director                    175,000 (6)                  *
700 S.  Henderson Road
King of Prussia, PA 19406

John Ziegler, Jr.                          Director                    115,000(7)                   *
[address]

All Executive Officers and
Directors as a group (6 persons)                           ---------------------------  --------------------------
                                                                    25,102,883                    64.89
*  Less than 1%

                                       28

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2) Includes options to purchase 6,415,780 shares of Common Stock, and 3,108,772 shares of Common Stock owned by the Christopher M. Wolfington Grantor Retained Annuity Trust. Does not include 521,759 shares of Common Stock held by the Christopher M. Wolfington Irrevocable Trust as Mr. Wolfington is not the beneficial owner of these shares of Common Stock.

(3) Includes options to purchase 500,000 shares of common stock and warrants to purchase 12,500 shares of common stock.

(4)    Includes options to purchase 350,000 shares of Common Stock.

(5) Includes options to purchase 100,000 shares of Common Stock and warrants to purchase 300,000 shares of Common Stock held by Gomes Gaming Management, LLC.

(6)    Includes options to purchase 150,000 shares of Common Stock.

(7)    Includes options to purchase 100,000 shares of Common Stock.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         IntuiCode, LLC provides us with product development, deployment and maintenance services on a monthly basis for cash compensation determined on a project-by-project basis. We paid IntuiCode approximately $168,280 during the year ended December 31, 2006. Jeremy Stein, a member of our Board of Directors, holds approximately 1.32% of our stock (including shares subject to options) is also the Chief Executive Officer and the holder of approximately 43% of the outstanding membership interests of IntuiCode. The value of Mr. Stein's interest in payments made to IntuiCode in 2006 was $72,360. We believe the terms of IntuiCode's engagement are at least as fair as those that we could have obtained from unrelated third parties in arms-length negotiations.

         Although we believe that IntuiCode is highly qualified to provide these services, we believe that other software developers are available to provide similar services should IntuiCode no longer be able or willing to do so.

         On December 28, 2006, we entered into a Credit and Security Agreement (the "Credit Agreement") with Baena Advisors, LLC ("Baena") pursuant to which Baena advanced $4,750,000 to us. The proceeds of this loan were used to repay outstanding indebtedness, as described in "Management's Discussion and Analysis
- Changes in Financial Position, Liquidity and Capital Resources." Baena is owned by Sean Wolfington, the brother of our Chief Executive Officer and Chairman. John Ziegler Jr., one of our Directors, is a manager of Baena Advisors, LLC.

         The loan bears interest at a rate equal to 30-day LIBOR plus 13%, payable monthly. The principal amount of the loan, together with accrued but unpaid interest, is due and payable February 28, 2009; provided that Baena may extend the term of the Loan to February 28, 2011. In addition, we pay Baena a monthly loan fee of $3,000. Our obligations under the Credit Agreement are secured by the grant of a security interest in all of our assets and are guaranteed by our Chief Executive Officer and his wife. The guaranty is secured by a pledge of all the shares of our common stock held by our Chief Executive Officer.

         In connection with the making of the loan, we issued to Baena warrants to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $0.01 per share. The warrants expire February 28, 2011.

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

 4.1        Form of Specimen Stock Certificate.

 4.2 Form of Baena Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed January 8, 2007).

10.1 Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 10-KSB filed on July 13, 2004)

10.2 Employment Agreement dated as of January 2, 2004 by and between iGames Entertainment, Inc. and Christopher M. Wolfington (incorporated by reference to Exhibit 10.1 of Form 10-KSB filed on July 13, 2004).

10.3 Amendment to Employment Agreement dated as of March 20, 2006 by and between Money Centers of America, Inc. and Christopher
            M. Wolfington (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006 filed on May 22, 2006).

10.3 Amended and Restated Employment Agreement dated as of March 1, 2007, but effective December 31, 2006 by and between Money Centers of America, Inc. and Jason P. Walsh.

10.4 Credit and Security Agreement dated December 28, 2006 between Money Centers of America, Inc. and Baena Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 8, 2007).

10.5 $4,750,000 Promissory Note dated December 28, 2006 from Money Centers of America, Inc. to Baena Advisors, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 8, 2007).

10.8 Amendment to Credit and Security Agreement dated December 28, 2006 between Money Centers of America, Inc. and Mercantile Capital, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 8, 2007).

10.9 $2,525,000 Amended and Restated Promissory Note dated December 28, 2006 from Money Centers of America, Inc. to Mercantile Capital, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed January 8, 2007).

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

  14 Code of Ethics (incorporated by reference to Exhibit 14 of Form 10-KSB filed on July 13, 2004)

  21        Subsidiaries of Money Centers of America, Inc.

31.1 Certification dated April 17, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher M. Wolfington, Chief Executive Officer.

31.2        Certification  dated April 17, 2007  pursuant to Exchange Act
            Rule 13a-14(a) or 15d-14(a) of the Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason P. Walsh, Chief Financial Officer.

  32 Certification dated April 17, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002 made by Christopher M. Wolfington, Chief Executive Officer and Jason P. Walsh, Chief Financial Officer.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements in 2005 was $53,000 and in 2006 was 60,000.

         Audit-Related Fees

         During 2005 and 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

         Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in 2005 were $11,000 and in 2006 were $10,000. These services consisted of preparation of corporate tax returns and state and federal tax planning.

         All Other Fees

         During 2005 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Date:  April 17, 2007          Money Centers of America, Inc.

                                       By:      /s/  Christopher M. Wolfington
                                                ------------------------------
                                                Christopher M. Wolfington
                                                Chief Executive Officer

         In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Christopher M. Wolfington
------------------------------------
Christopher M. Wolfington
Chief Executive Officer and Director
Date:  April 17, 2007



/s/ Jason P. Walsh
------------------------------------
Jason P. Walsh
Chief Financial Officer (principal financial officer and
Principal accounting officer)
Date:  April 17, 2007


/s/ Jeremy Stein
------------------------------------
Jeremy Stein
Director
Date April 17, 2007


------------------------------------
Dennis Gomes
Director
Date April __, 2007



------------------------------------
John Ziegler, Jr.
Director
Date: April __, 2007


/s/ Jonathan P. Robinson
------------------------------------
Jonathan P. Robinson
Director
Date: April 17, 2007

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006


                              FINANCIAL STATEMENTS

                          Index to Financial Statements

Report of Independent Registered Public Accounting Firm         F-2
Consolidated Balance Sheet                                      F-3
Consolidated Statements of Operations                           F-4
Consolidated Statements of Changes in Stockholders' Deficit     F-5
Consolidated Statements of Cash Flows                           F-6
Notes to Consolidated Financial Statements                      F-7 - F-34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee
Money Centers of America, Inc.


We have audited the accompanying consolidated balance sheet of Money Centers of America, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Money Centers of America, Inc. and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

                                                             /s/ Sherb & Co, LLP
                                                    Certified Public Accountants

Boca Raton, Florida
April 8, 2007

               MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006


                                     ASSETS

Current assets:
    Restricted cash                                                 $ 4,619,383
    Accounts receivable                                                  30,184
    Prepaid expenses and other current assets                           270,598
                                                                   -------------
      Total current assets                                            4,920,165

Property and equipment, net                                           1,063,124

 Other assets
    Intangible assets, net                                            1,172,219
    Deferred financing costs                                          1,149,547
    Deposits                                                             55,397
                                                                   -------------
      Total other assets                                              2,377,163

                                                                   -------------
      Total assets                                                  $ 8,360,452
                                                                   =============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                  $ 499,663
    Accrued interest                                                    109,028
    Accrued expenses                                                    702,203
    Current portion of capital lease                                    209,620
    Convertible notes payable, related party                            250,000
    Lines of credit                                                   3,045,177
    Due to officer                                                      119,130
    Commissions payable                                                 855,781
                                                                   -------------
      Total current liabilities                                       5,790,602

Long-term liabilities:
    Capital lease, net of current portion                               483,263
    Note payable, related party                                       4,750,000
    Notes payable, net of debt discount                               2,467,668
                                                                   -------------
      Total long-term liabilities                                     7,700,931

      Total Liabilities                                              13,491,533

Stockholders' Deficit:
    Preferred stock; $.001 par value, 20,000,000 shares authorized
      0 shares issued and outstanding                                         -
    Common stock; $.01 par value, 150,000,000 shares authorized
      30,524,853 shares issued and outstanding                          305,248
    Additional paid-in capital                                       15,383,334
    Accumulated deficit                                             (20,819,663)
                                                                   -------------
      Total stockholders' deficit                                    (5,131,081)
                                                                   -------------

      Total liabilities and stockholders' deficit                   $ 8,360,452
                                                                   =============


          See accompanying notes to consolidated financial statements.
                                       F-3

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                      ------------------------------
                                                          2006            2005
                                                      ---------------  -------------
Revenues                                                $ 11,721,752   $ 19,409,238
Cost of revenues                                           9,471,763     15,801,366
                                                      ---------------  -------------
Gross profit                                               2,249,989      3,607,872
Selling, general and administrative expenses               1,968,572      2,238,904
Noncash Compensation                                       2,111,402         91,225
Depreciation and amortization                                355,309        941,079
Loss on impairment of goodwill                               203,124              -
Settlement expenses                                          210,000              -
                                                      ---------------  -------------
Operating income (loss)                                   (2,598,418)       336,664
Other income (expenses):
         Interest income                                      16,471         18,130
         Interest expense                                 (1,718,309)    (1,947,283)
         Noncash interest expense                           (147,902)       (68,285)
                                                      ---------------  -------------
                        Total interest expense, net       (1,849,740)    (1,997,438)
                                                      ---------------  -------------
         Other income                                        234,068          1,650
         Other expenses                                     (128,376)        (7,043)
                                                      ---------------  -------------
                        Total other income (expenses)        105,692         (5,393)
                                                      ---------------  -------------
Net loss                                                $ (4,342,466)  $ (1,666,167)
                                                      ===============  =============
Net loss per common share - basic                            $ (0.14)       $ (0.07)
                                                      ===============  =============
Net loss per common share - diluted                          $ (0.14)       $ (0.07)
                                                      ===============  =============

Weighted Average Common Shares Outstanding During
  the period
     -Basic                                               30,524,853     25,179,895
                                                      ===============  =============

     -Diluted                                             30,524,853     25,179,895
                                                      ===============  =============

          See accompanying notes to consolidated financial statements.
                                       F-4

                                          MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                               Common Stock           Additional                        Total
                                                             ($.01 par value)          Paid-In       Accumulated     Stockholders'
                                                             Shares        Amount       Capital         Deficit         Deficit
                                                        ---------------------------  -------------   -------------   -------------
Balance, December 31, 2004                                  23,967,664  $  239,676  $  10,445,133  $  (14,811,030) $   (4,126,221)
                                                        ---------------  ----------  -------------   -------------   -------------
         Issuance of common stock for services                  75,000         750         57,000               -          57,750
         Sale of common stock, net of offering costs           984,314       9,843        469,657                         479,500
         Exercise of stock options                             180,000       1,800              -                           1,800
         Beneficial conversion feature for 162,500 warrants                               190,337                         190,337
         Issuance of 60,000 warrants to consultants                                        27,414                          27,414
         Net Loss                                                                                      (1,666,167)     (1,666,167)
                                                        ---------------  ----------  -------------   -------------   -------------
Balance, December 31, 2005                                  25,206,978     252,069     11,189,541     (16,477,197)     (5,035,587)
                                                        ---------------  ----------  -------------   -------------   -------------
         Issuance of common stock for services                  15,375         154          5,587                           5,741
         Sale of common stock, net of offering costs         5,100,000      51,000      1,062,390                       1,113,390
         Exercise of stock options                             202,500       2,025          4,000                           6,025
         Note discount 37,500 warrants issued                                              10,305                          10,305
         Issuance of warrants to consultants/lender                  -           -      1,014,582                       1,014,582
         Vesting of employee stock options                                                 27,487                          27,487
         Issuance of options for services                            -           -      2,069,442                       2,069,442
         Net Loss                                                                                      (4,342,466)     (4,342,466)
                                                        ---------------  ----------  -------------   -------------   -------------
Balance, December 31, 2006                                  30,524,853  $  305,248  $  15,383,334  $  (20,819,663) $   (5,131,081)
                                                        ---------------  ----------  -------------   -------------   -------------

                                       See accompanying notes to consolidated financial statements.
                                                                      F-5

                   MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended
                                                                             Dec 31,
                                                                    --------------------------
                                                                       2006          2005
                                                                    ------------  ------------
Cash flows from operating activities:
    Net loss                                                        $ (4,342,466)  $(1,666,167)
    Adjustments used to reconcile net loss to net cash
      (used in) provided by operating activities:
       Depreciation and amortization                                     355,309       941,079
       Amortization of debt discount                                     138,156        68,313
       Issuance of warrants for services                                  15,782        27,414
       Issuance of common stock for services                               5,741        57,750
       Issuance of stock options for services                          2,096,929             -
       Write off of goodwill                                             203,123             -
       Settlement with vendor other income                              (181,576)            -
    Changes in operating assets and liabilities:
       Increase (decrease) in:
          Accounts payable                                              (519,530)      (45,219)
          Accrued interest                                                (7,933)       34,071
          Accrued expenses                                               516,601        54,187
          Commissions payable                                            (82,119)      197,144
       (Increase) decrease in:
          Prepaid expenses and other current assets                      (29,334)       34,074
          Accounts receivable                                            312,558       465,424
          Proceeds from refundable deposit                               126,000        43,200
          Deposits                                                          (500)     (100,000)
                                                                     ------------  ------------
Net cash (used in) provided by operating activities                   (1,393,259)      111,270
Cash flows from investing activities:
    Purchases of property and equipment                                 (105,990)     (171,338)
    Cash paid for acquisition and intangible assets                     (294,470)     (496,176)
    Cash paid for loan cost on convertible debt                         (124,100)      (15,525)
                                                                    ------------  ------------
Net cash used in investing activities                                   (524,560)     (683,039)
Cash flows from financing activities:
    Net change in lines of credit                                     (4,450,643)    1,919,869
    Payments on capital lease obligations                               (152,960)     (105,515)
    Repayments of loans payable                                                -      (500,000)
    Advances to officer                                                 (251,200)     (164,575)
    Proceeds from notes payable                                        7,350,000        25,000
    Payments on notes payable                                         (3,342,259)     (140,135)
    Proceeds from issuance of convertible promissory notes                     -       700,000
    Sale of common stock, net of $161,620 and $22,500 of
     offering costs, respectively                                      1,113,391       479,500
    Exercise of stock options and warrants                                 6,025         1,800
                                                                     ------------  ------------
Net cash provided by financing activities                                272,354     2,215,944
NET (DECREASE) INCREASE IN CASH                                       (1,645,465)    1,644,175
CASH, beginning of period                                              6,264,848     4,620,673
                                                                     ------------  ------------
CASH, end of period                                                  $ 4,619,383   $ 6,264,848
                                                                     ============  ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                         $ 1,718,309   $ 1,947,283
                                                                     ============  ============
Supplemental disclosure on non-cash investing and financing
 activities:
    Acquisition of software                                          $         -   $    43,000
                                                                     ============  ============
    Acquisition of equipment under capital lease                     $   563,288   $ 6,246,388
                                                                     ============  ============
    Exchange for reduction in note payable due to litigation         $         -   $   150,000
                                                                     ============  ============
    Exchange for reduction in loan payable due to litigation         $         -   $ 1,500,000
                                                                     ============  ============
    Reduction of loan payable officer in exchange for related
     accrual                                                         $    43,750   $ 4,175,000
                                                                     ============  ============
    Record beneficial conversion feature for convertible debt
    Detachable warrants                                              $         -   $   190,337
                                                                     ============  ============
    Settlement with vendor                                           $         -   $   170,000
                                                                     ============  ============
    Record beneficial conversion feature for convertible debt
     and detachable warrants                                         $    10,305   $         -
                                                                     ============  ============
    Issuance of warrants to lender                                   $   998,800   $         -
                                                                     ============  ============

              See accompanying notes to consolidated financial statements.
                                       F-6

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006


Note 1 - Organization

Money Centers of America Inc. (the "Company" or "MCA"), a Delaware corporation, was incorporated in October 1997. The Company is a single source provider of cash access services, ONSwitch(TM) Transaction Management System, and the Omni Network to the gaming industry. The Company has combined advanced technology with personalized customer services to deliver ATM, Credit Card Advance, POS Debit, Check Cashing Services, CreditPlus (outsourced marker services), cash access host program, customer data sharing and merchant card processing.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2006, the balance exceeded the federally insured limit by $4,387,355. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

Additionally, the Company had $30,000 maintained under a compensating balance agreement. The $30,000 is retained due to potential dishonorment of bad checks that are unforeseen. There is an informal agreement between our bank and our lender that requires this compensating balance agreement.

(E)      Restricted Cash

Restricted cash is the balance of cash that is in the Company's bank accounts and network that is used as collateral for our asset based lender (See Note 5). The Company does not have access to this cash unless there is an amount over and above the required amount of collateral. In order to pay operating expenses, the Company requests that the asset based lender transfer funds into the Company's unrestricted cash accounts. The restricted cash balance at December 31, 2006 was $4,619,383.

(F)      Accounts Receivable

Accounts receivable arise primarily from ATM, credit card advances and check cashing services provided at casino locations. Concentration of credit risk related to ATM and credit card advances are limited to the processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card advances. No allowance was considered necessary at December 31, 2006 and 2005.

(G)      Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Equipment consists primarily of cash access devices and computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from five to seven years.

(H)      Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. There were no impairment charges taken during the year ended December 31, 2006.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

(I)      Goodwill, Intangibles and Related Impairment

Goodwill is assumed to have an indefinite life pursuant to statement of Financial Accounting Standards No. SFAS 142, "Goodwill and Other Intangible Assets" and accordingly is not amortized but subject to periodic impairment tests. Acquired contract rights are considered to have a finite life, pursuant to SFAS 142, to be amortized over the period the asset is expected to contribute to future cash flows. The Company expects the period to be 1 to 4 years. The contract rights will also be subject to periodic impairment tests. In accordance with SFAS No. 142, the Company is required to evaluate the carrying value of its intangible assets (goodwill) subsequent to their acquisition. During 2006, the Company evaluated the carrying value of goodwill and wrote off the remaining balance. An impairment charge of $203,124 was recorded.

(J)      Internal Use Software and Website Development Costs

The Company has adopted the provisions of AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use," and Emerging Issues Task Force ("EITF") Consensus #00-2. "Accounting for Web Site Development Costs." The type of costs incurred by the Company in developing its internal use software and Web site include, but are not limited to payroll-related costs (e.g. fringe benefits) for employees who devote time to the internal use computer software or Web site project, consulting fees, the price of computer software purchased from third parties and travel expenses incurred by employees or consultants in their duties directly associated with developing the software. These costs are either expensed or capitalized depending on the type of cost and the stage of development of the software and Web site.

The Company makes ongoing evaluations of the recoverability of its capitalized internal use software and Web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values. If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values. At December 31, 2006 and 2005, no such write-offs were required.

At December 31, 2006, the net book value of capitalized software was $1,171,977. Amortization expense for the years ended December 31, 2006 and 2005 was $7,897 and $7,897, respectively.

(K)      Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the term of the related debt. At December 31, 2006, the gross amount of deferred financing costs was $1,299,183 and related accumulated amortization was $149,636. At December 31, 2006 the Company reflects in the accompanying consolidated balance sheet net deferred financing costs of $1,149,547. Amortization of deferred financing costs was $38,701 and $47,501 for the years ended December 31, 2006 and 2005, respectively.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

(L)      Derivative Liabilities

In order to determine whether the Company has derivative liabilities, the Company reviewed SFAS No. 133, SFAS No. 150, EITF No. 00-19, EITF No. 00-19-2 and EITF No. 05-02, "The Meaning of Convertible Debt Instrument in Issue No. 00-19."

Pursuant to the terms of the Company outstanding convertible debt and the associated detachable freestanding warrants, management determined that no instruments should be classified as derivative liabilities. Additionally, there are no other issued and outstanding instruments which require the application of the aforementioned references.

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

(2)      Check Cashing


     Revenue is recorded from fees on check cashing services on the date the check is cashed. If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment. If the bank honors it, the amount of the check is recognized as a negative bad debt expense. Based on the quick turnaround of the check being returned by the bank on which it is drawn and the resubmission to the bank for payment, the Company feels this method approximates the allowance method, which is a Generally Accepted Accounting Principle. Based upon past history no allowance was considered necessary at December 31, 2006 and 2005, respectively.

(N)      Cost of Revenues

The cost of revenues primarily includes commissions paid, non management wages, employee benefits, bad debts, rents paid to contract lessors, transaction processing costs, cash replenishment fees, non-capitalizable operating lease fees for ATM's and repairs and maintenance of ATM's.


(O)      Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the years ended December 31, 2006 and 2005 were $45,755 and $44,744, respectively.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

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

(R)      Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at December 31, 2006 and 2005, respectively. Accordingly, the basic and diluted EPS are the same.

At December 31, 2006 and 2005 there were 9,683,836 and 6,671,111 shares of issuable common stock underlying the options, warrants and convertible debt securities, respectively.

The following table summarizes all common stock equivalents outstanding at December 31, 2006 and 2005, respectively.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

                                            2006             2005
                                            ----             ----
Common stock options                      3,565,000        3,602,500
Common stock warrants                     7,960,780        1,457,500
Convertible notes payable                   555,556        1,611,111
Total Common Stock Equivalents           12,081,336        6,671,111

(S)      Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment," under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25 "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payment to employees based on their grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

During 2006 and 2005, the Company granted 4,480,780 and 477,500 options, respectively to employees that were accounted for pursuant to SFAS No. 123(R) and 123, respectively.

During 2006 and 2005, the Company granted 2,182,500 and 672,500 warrants, respectively to non-employees that were accounted for pursuant to SFAS No. 123(R) and 123, respectively.

See detailed discussion of stock based compensation in Note 9.

(T)      Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement No. 155 ( "SFAS No 155 "), "Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140 ". Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2008, which, for us, is effective for fiscal 2008 beginning January 1, 2008. This is a one-year extension from the previously established July 15, 2007 compliance date established in September 2005. The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. We are currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on our results of operations, cash flows or financial condition.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first interim period following the first fiscal year ending after November 15, 2006, which, for us, is effective for fiscal 2007 beginning January 1, 2007. We believe that the adoption of SAB 108 will not have a material impact on the Company's results of operations, cash flows or financial condition.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.


Note 3 -  Equipment


The major classes of property and equipment at December 31, 2006 are as follows:

Classification                        Estimated Life
                                      ------------------- ----------------
Equipment                                  5 years             $1,912,052
Furniture                                 5-7 years               101,578
                                                          ----------------
                                                                2,013,630
Less: accumulated depreciation                                  (950,506)
                                                          ----------------
Equipment, net                                                $ 1,063,124
                                                          ================


Depreciation expense for property and equipment for the years ended December 31, 2006 and 2005 was $249,349 and $227,041 respectively.

Of the totals presented above, capitalized equipment under capital leases had a gross carrying value of $1,064,050 and accumulated depreciation of $287,800 at December 31, 2006.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

Note 4 -  Acquisition, Intangible Assets and Goodwill

On January 6, 2004, iGames acquired the capital stock of Available Money, Inc. ("Available Money") a provider of ATM cash access services. This expanded our casino ATM business but it also propelled the Company into non-casino related ATM businesses, such as strip malls. The acquisition was accounted for under the purchase method of accounting and the results of operations of Available Money are included in the operations of the Company from January 6, 2004. The purchase price was $6,000,000. The initial goodwill recorded on this purchase was approximately $3,800,000 (see Note 1(I)). The remaining $2,100,000 was assigned to contract rights based on the discounted projected cash flow from the contracts through their expiration dates, using a 15% discount rate. At December 31, 2006, the net book value of contract rights was $242.

During 2004, certain of the Available Money contracts were not renewed and the Company has canceled 1,470,589 shares of stock issued to the former Available Money shareholders, representing a $2,000,002 reduction in the purchase price, the Company has accordingly lowered the goodwill recorded on the purchase by $2,000,002, to approximately $1,831,000. As part of the settlement with the former owners of AM the purchase price was reduced by $150,000 and the Company reduced goodwill by $150,000 in March of 2005. As a result of the July 2005 settlements of litigation with Equitex, Inc. and Chex Services, Inc. goodwill was reduced by $1,500,000 to approximately $200,000. The $1,500,000 reduction was offset against a corresponding reduction in loans payable. During 2006 the remaining balance of approximately $200,000 was written off.

Intangible assets and Goodwill at December 31, 2006 are as follows:

(a)      Intangible assets

                                   Estimated Life
                                   ---------------------    ---------------
Software                                 15 years                  $ 9,928
Software development costs              5-7 years                1,194,510
Website development costs                 3 years                   24,000
Contract rights                         1-3 years                2,100,306
Other                                     3 years                    5,108
                                                            ---------------
                                                                 3,333,852
Less: accumulated amortization                                 (2,161,633)
                                                            ---------------
Intangibles, net                                                $1,172,219
                                                            ===============


Amortization expense, for intangible assets, for the years ended December 31, 2006 and 2005 was $67,259 and $666,537 respectively.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

The following table represents the balance of intangible assets over the next 5 years and thereafter:

Intangible assets
subject to
amortization             Total            2007            2008             2009            2010            2011         Thereafter
                         -----            ----            ----             ----            ----            ----         ----------
Gross capitalized
amount                    3,333,851       3,333,851        3,333,851       3,333,851       3,333,851       3,333,851      3,333,851
Accumulated
amortization             (2,161,633)     (2,283,270)      (2,401,370)     (2,517,892)     (2,634,387)     (2,750,882)    (3,333,851)
                     --------------- --------------- ---------------- --------------- --------------- --------------- --------------
Intangibles, net
of accumulated
amortization              1,172,218       1,050,581          932,481         815,959         699,464         582,969             0

Amortization
expense                      67,259         121,637          118,100         116,522         116,495         116,495       582,969


Note 5 - Convertible Notes Payable and Notes Payable

(A)      Convertible Notes Payable

During 2005, the Company borrowed $250,000 from a relative of the Company's President and CEO and issued a convertible promissory note. In connection with the issuance of this convertible promissory note, the Company issued warrants to purchase an aggregate of 125,000 shares of its common stock at an exercise price of $0.01.

The note bears interest at 10% with default interest at 25%. The note is unsecured and was due in September 2006. The debt is convertible at the option of the holder into shares of our common stock at a conversion price equal to 85% of the average of the mean of the closing bid and ask prices for the 10 trading days immediately preceding the conversion by the holder, but not less than a floor amount of $0.45 ("floor"). As a result of the established floor price on these convertible debt instruments, the Company has determined that it has enough authorized and unissued shares to settle all potential conversions related to this debt instrument as well any other outstanding equity instruments that are convertible. This convertible debt instrument is not considered a derivative liability. Rather, pursuant to the literature in APB No. 14, EITF No. 98-5 and EITF No. 00-27, this instrument is considered convertible debt that requires an allocation of proceeds between the convertible debt and related warrants.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006


At December 31, 2006, the Company was in default with respect to the repayment of this promissory note. Terms of repayment are currently being negotiated.

Management used the following weighted average assumptions on the date of issue when determining the fair value of the freestanding warrants issued in connection with the convertible debt:

Expected dividend yield                 0%
Expected volatility                     175.48% - 176.68%
Risk free interest rate                 4.25%
Expected life of option                 2 years


At December 31, 2006, the Company had the following outstanding convertible notes payable:


Convertible notes payable - related party                    $250,000
                                                            -----------
Total convertible notes payable                              $250,000
                                                            ===========


At December 31, 2006, the Company had the following outstanding accrued interest payable for all convertible and non-convertible debt instruments:



Convertible notes payable - related party - accrued
  interest                                                   $ 33,810
Interest accrued on Notes Payable and Lines of Credit
                                                              70,965
Interest accrued on non convertible related note (see
  Note 5(B))                                                  4,253
                                                         -----------------
Total accrued interest payable, Convertible notes            $109,028

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

(B)  Notes Payable
Notes payable at December 31, 2006 consisted of the following:
------------------------------------------------------------------------------------ ---------------------------------
In  March  2006  the  Company  borrowed  an  aggregate  $50,000  evidenced  by  two separate $25,000 promissory notes. The Company recorded a debt discount of
$6,682 related to the beneficial conversion feature attributed to the 25,000 warrants issued in connection with these notes. At December 31, 2006, the
Company recorded
amortization  of debt  discount for these notes  totaling  $6,682 as a component of                         $  25,000
interest  expense.  In December  2006,  one of these $25,000 notes had been paid in full.
------------------------------------------------------------------------------------ ---------------------------------
In December 2006 the Company borrowed an aggregate $4,750,000 from a related party, Baena Advisors, LLC ("Baena"), evidenced by a promissory note. Baena is
owned  by  Sean  Wolfington,  the  brother  of  our  Chief  Executive  Officer  and                         4,750,000
Chairman.  Interest  on the note is payable  monthly  and bears  interest at 30-day
LIBOR plus 13% per annum.  Monthly  payments consist of interest only with the full amount of the note due at the end of the two year term.
------------------------------------------------------------------------------------ ---------------------------------
In December 2006 the Company borrowed an aggregate $2,525,000 evidenced by a promissory note. Interest on the note is payable monthly and bears interest at a rate of 12.75% per annum. Monthly payments consist of interest only with the full
amount of the note due at the end of the two year term.                                                     2,412,668
------------------------------------------------------------------------------------ ---------------------------------
On September 10, 2004, the Company borrowed $210,000 from a family member of our chief executive officer to pay an advance on commissions to a casino. The note bears interest at 10% per annum and is payable monthly, beginning October 1,
2004. The principal amount of this note is repayable in monthly payments payable on the 1st day of each month commencing with the second month following the
month in  which  the  Company   commences   operations  at  the  casino.   As  additional                      30,000
consideration  for extending the principal amount of this loan to the Company,  the
Company  issued  warrants to purchase  50,000 of the  Company's  common stock at an exercise price of $0.33 per share.  In March 2006 the Company  recorded  additional interest  expense of $9,300 on this note related to the warrants.  During 2006, the
Company  repaid this  related  party  $40,000 in  connection  with this  promissory note.
------------------------------------------------------------------------------------ ---------------------------------
Notes Payable                                                                                             $ 7,217,668
------------------------------------------------------------------------------------ ---------------------------------

During 2006, the Company reflected aggregate principal repayments of $2,892,259 for all non-convertible promissory notes.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006
Note 6 - Capital Leases

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

In October 2006, the Company entered into a new capital lease for 4 ATM machines at retail locations in California. The capitalized cost of the ATM machine is $100,063. The terms of this lease require an approximately $28,500 down payment 90 days from installation with the remaining $71,563 financed over 59 months, at 5.06% for $1,374 per month. This note is collateralized by the equipment.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

In October 2006, the Company entered into a new capital lease for 1 ATM machine at a retail location in Florida. The capitalized cost of the ATM machine is $19,331. The terms of this lease require an approximately $5,800 down payment 90 days from installation with the remaining $13,531 financed over 59 months, at 8.23% for $280 per month. This note is collateralized by the equipment.

In November 2006, the Company entered into a new capital lease for 1 ATM machine at a retail location in California. The capitalized cost of the ATM machine is $19,301. The terms of this lease require an approximately $5,800 down payment 90 days from installation with the remaining $13,501 financed over 59 months, at 8.33% for $280 per month. This note is collateralized by the equipment.

Capital lease obligations at December 31, 2006 consisted of the following:

                                                               -----------------
Obligation under capital lease, imputed interest rate at              20,482
12.78%; due May 2007; collateralized by equipment

Obligation under capital lease, imputed interest rate at              27,958
8.21%; due December 2009; collateralized by equipment

Obligation under capital lease, imputed interest rate at              27,958
8.21%; due December 2009; collateralized by equipment

Obligation under capital lease, imputed interest rate at              59,208
7.95%; due March 2010; collateralized by equipment

Obligation under capital lease, imputed interest rate at 8.3%;        10,704
due March 2010; collateralized by equipment

Obligation under capital lease, imputed interest rate at              20,943
11.63%; due July 2010; collateralized by equipment

Obligation under capital lease, imputed interest rate at              53,602
9.74%; due July 2010; collateralized by equipment

Obligation under capital lease, imputed interest rate at              10,738
14.53%; due March 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at              42,537
15.15%; due March 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at              44,502
8.61%; due April 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at              27,751
8.61%; due April 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at              53,990
8.61%; due March 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at              22,136
8.61%; due March 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at              131,679
8.25%; due August 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at              100,063
5.060%; due September 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at              19,301
8.33%; due October 2011; collateralized by equipment

Obligation under capital lease, imputed interest rate at              19,331
8.23%; due September 2011; collateralized by equipment

Less: current maturities                                             (209,620)
                                                               -----------------
Long term obligation, net of current portion                          483,263
                                                               =================

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

Future minimum lease payments for equipment acquired under capital leases at December 31, 2006 are as follows:

     2007                                                  257,330
     2008                                                  165,759
     2009                                                  164,222
     2010                                                  127,814
     2011                                                   87,503
                                                 ------------------
     Total minimum lease payments                          802,628
     Less amount representing interest                   (109,745)
                                                 ------------------
     Present value of net minimum lease                    692,883
     Less current portion                                (209,620)
                                                 ------------------
                                                          $483,263
                                                 ==================

Note 7 -  Lines of Credit

Lines of credit at December 31, 2006 consisted of the following:

Line of credit, interest is payable monthly at 9% per annum, the line is
unsecured and due on demand.  This line has been  established with one of our                     $922,827
casino customers.

Line of  credit,  non-interest  bearing,  the  line is  unsecured  and due on
demand.  This line has been established with one of our casino customers.                        1,399,040

Line of credit,  the line is unsecured and due on demand.  The Company pays a fixed stated amount of interest  totaling $1,000 per month.  The payments are recorded  and charged to  interest  expense.  This line has been  established
with one of our casino  customers.  At  December  31,  2006,  the Company had                      723,310
recorded  related accrued  interest payable of $1,000 in connection with this line of credit.
                                                                                  -------------------------

Lines of Credit                                                                                 $3,045,177
                                                                                  =========================

Note 8 - Due to Officer


     During 2006, the Company issued a $45,019 note to its CEO in payment of the CEO's 2005 guaranteed bonus. This loan and other notes to our CEO bear interest at 10%, are unsecured and due on demand. The outstanding principal and related accrued interest balance on these notes at December 31, 2006 was $122,710. Of the total, $3,580 represented accrued interest payable.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

Note 9 - Stockholders' Deficit

Year Ended December 31, 2006

(A)      Common Stock Issuances

         (1)  Cash

          In August 2006, the Company issued 4,800,000 shares of common stock to investors at $.25 per share. The Company received proceeds of $1,038,390 from the transaction net of offering costs.

         In November 2006, the Company issued 300,000 shares of common stock to investors at $.25 per share. The Company received proceeds of $75,000 from the transaction.

         (2)  Services

          In February 2006, the Company issued 9,158 shares of common stock to employees for services rendered in lieu of cash bonuses. The Company valued the shares at the fair value on the date of issuance which was $.43 per share based on the quoted closing trading price and recorded non-cash compensation expense of $3,938.

         In September 2006, the Company issued 6,217 shares of common stock to employees for services rendered in lieu of cash bonuses. The Company valued the shares at the fair value on the date of issuance which was $.29 per share based on the quoted closing trading price and recorded non-cash compensation expense of $1,803.

         (3)  Exercise of Options/Warrants

          In February 2006, an employee and a consultant exercised options and warrants to purchase 75,000 shares of the Company's common stock at $.01 per share. The Company received proceeds of $750 from the transaction and issued 75,000 shares.

         In April 2006, an employee exercised options to purchase 15,000 shares of the Company's common stock at $.01 per share, The Company received proceeds of $150 from the transaction and issued 15,000 shares of common stock.

         In April 2006, an employee exercised options to purchase 25,000 shares of the Company's common stock at $.01 per share, The Company received proceeds of $250 from the transaction and issued 25,000 shares of common stock.

         In July 2006, a lender exercised warrants to purchase 25,000 shares of the Company's common stock at $.01 per share The Company received proceeds of $250 from the transaction and issued 25,000 shares.

         In October 2006, a lender exercised warrants to purchase 50,000 shares of the Company's common stock at $.01 per share The Company received proceeds of $500 from the transaction and issued 50,000 shares.

         In December 2006, an employee exercised warrants to purchase 12,500 shares of the Company's common stock at $.33 per share The Company received proceeds of $4,125 from the transaction and issued 12,500 shares.

(B)      Accrued Penalty Shares

At December 31, 2006, pursuant to the terms of a prior common stock offering with registration rights, the Company has accrued penalties in the amount of 135,000 shares. The Company has valued these shares at $81,048 based on the quoted closing trading price every two weeks when the penalty accrues. The fair value of the penalty has been recorded as a component of accrued expenses. In February 2006, the Company's Form SB-2 was declared effective. Pursuant to the terms of the original agreement once a registration statement had been declared effective, accrual of penalty shares is no longer required. As of February 2006, the penalty shares have ceased accruing.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

(C)      Stock Options

The Company follows SFAS No. 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock option and warrant activity with employees and non-employees during 2006:

(1)      Option Grants - Employees

         In November 2006, 100,000 options at an exercise price of $0.01 per share were issued to the Company's Chief Financial Officer according to a board resolution. The Company valued these shares at $25,960, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

         In November 2006, 200,000 options at an exercise price of $0.26 per share were issued to the Company's Chief Financial Officer according to a board resolution. The Company valued these shares at $51,520, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

         In November 2006, 400,000 options at an exercise price of $0.01 per share were issued to the Company's Board of Directors according to a board resolution. The Company valued these shares at $103,840, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

         In December 2006, 3,780,780 options at an exercise price of $0.01 per share issued to the Company's Chief Executive Officer vested according to the executives employment agreement. The Company valued these shares at $1,888,122, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

(2)      Options/ Warrants Exercised - Employees/Consultants

         In February 2006, a consultant exercised warrants to purchase 5,000 shares of the Company's common stock at $.01 per share. The Company received proceeds of $50 from the transaction and issued 5,000 shares of common stock.

         In February 2006, an employee exercised options to purchase 70,000 shares of the Company's common stock at $.01 per share. The Company received proceeds of $700 from the transaction and issued 70,000 shares of common stock.

         In April 2006, an employee exercised options to purchase 15,000 shares of the Company's common stock at $.01 per share, The Company received proceeds of $150 from the transaction and issued 15,000 shares of common stock.

         In April 2006, an employee exercised options to purchase 25,000 shares of the Company's common stock at $.01 per share, The Company received proceeds of $250 from the transaction and issued 25,000 shares of common stock.

         In December 2006, an employee exercised options to purchase 12,500 shares of the Company's common stock at $.33 per share. The Company received proceeds of $4,125 from the transaction and issued 12,500 shares

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

(3)      Options Vested - Employees

         In May, 2006, options to purchase 12,500 shares of the Company's common stock at an exercise price of $0.33 per share previously issued to an employee vested according to their stock option agreement. The Company valued these shares at $4,266, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

         In June 2006, options to purchase 50,000 shares of the Company's common stock at an exercise price of $0.42 per share previously issued to the Company's Chief Financial Officer vested according to the executives employment agreement. The Company valued these shares at $18,955, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

         In December, 2006, options to purchase 12,500 shares of the Company's common stock at an exercise price of $0.33 per share previously issued to an employee vested according to their stock option agreement. The Company valued these shares at $4,266, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

(4)      Option Forfeitures - Employees

         None

(5)      Weighted Average Assumptions for 2006 Option Grants - Employees

------------------------------------------ -------------------------------------
Exercise prices on grant dates                                  $0.01 - $0.26
------------------------------------------ -------------------------------------
Expected dividend yields                                              0%
------------------------------------------ -------------------------------------
Expected Volatility                                               157 - 199
------------------------------------------ -------------------------------------
Risk free interest rates                                              4%
------------------------------------------ -------------------------------------
Expected lives of options                                          10 years
------------------------------------------ -------------------------------------

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

Employee stock option activity for the years ended December 31, 2006 and 2005 are summarized as follows:


                                         Number of Shares      Weighted Average
                                                                Exercise Price
                                    ----------------------     -----------------

Outstanding at December 31, 2004                3,161,250         $     .15
     Granted                                      477,500               .49
     Exercised                                    (30,000)              .01
     Cancelled/Expired                            (6,250)               .40
                                    ----------------------     -----------------
Outstanding at December 31, 2005                3,602,500         $     .19
     Granted                                    4,480,780               .02
     Exercised                                  (122,500)               .01
     Cancelled/Expired                                  -                 -
                                    ----------------------     -----------------
Outstanding at December 31, 2006                7,960,780          $     .10
                                    ----------------------     -----------------

The following table summarizes the Company's employee stock options outstanding at December 31, 2006:

                                         Options Outstanding
                                       ------------------------------------------------------------------------------
                                                                       Weighted Average          Weighted Average
         Range of Exercise                                              Remaining Life            Exercise Price
               Price                            Number
       -----------------------         -------------------------     ---------------------     ----------------------
                .01                           7,045,780                   7.01-10.00                    .01
       -----------------------         -------------------------     ---------------------     ----------------------
              .26-.33                          315,000                    1.00-9.88                     .28
                .42                            200,000                       7.46                       .42
              .70-.77                          212,500                    7.34-8.05                     .75
             2.00-2.28                         187,500                    6.50-6.84                    2.11
                                       -------------------------
                                              7,960,780
                                       =========================


The exercise prices of all options granted by the Company equal the market price at the dates of the grant. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the valuation method of SFAS No. 123R, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the year ended December 31, 2005.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

-------------------------------------- ------------------------------------
                                            Twelve Months Ended
                                             December 31, 2005

Net loss reported                               $(1,666,167)

Add: total stock based                            (49,675)
compensation expense determined
under fair value based method,
net of related tax effect

Pro forma net loss                              $(1,715,842)

Basic loss per share

      As Reported                                  $(.07)

     Proforma                                      $(.07)


The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

(D)      Warrants

In March 2006 the Company borrowed an aggregate $50,000 evidenced by two separate $25,000 promissory notes. The Company recorded a debt discount of $6,682 related to the beneficial conversion feature attributed to the warrants to purchase 25,000 shares of the Company's common stock issued in connection with these notes.

In March 2006, the warrants to purchase 25,000 shares of the Company's common stock previously issued to a related party lender pursuant to a promissory note became exercisable as the original principal and interest was not paid in full by March 1, 2006.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

In May, 2006, the Company issued warrants to purchase 20,000 shares of the Company's stock at an exercise price of $0.33 per share to a consultant for services rendered. According to the issuance warrants to purchase 10,000 shares of the Company's common stock vested June 29, 2006 and the remaining warrants to purchase 10,000 shares of the Company's common stock vested August 28, 2006. The Company valued the 10,000 vested warrants at $3,241 and accordingly recorded a noncash compensation expense in the same amount.

Also in May 2006, the Company issued warrants to purchase 12,500 shares of the Company's stock at $0.01 to a lender.

In August 2006, in connection with the 4.8 million shares sold the Company issued warrants to purchase 100,000 shares of the Company's common stock at a strike price of $.36 to various consultants. The Company valued the shares using the Black-Scholes method at the fair value on the date of issuance which was $.33 per share and recorded offering cost of $33,010.

In December 2006, in connection with the refinancing with our new lender Baena Advisors, LLC, the Company issued warrants to purchase 2,000,000 shares of the Company's common stock at a strike price of $.01 to Baena. The Company valued the shares using the Black-Scholes method at the fair value on the date of issuance which was $.33 per share and recorded deferred financing cost of $998,800.

Warrant activity for the year ended December 31, 2006 is summarized as follows:

                                             Number of          Weighted Average
                                             Shares             Exercise Price
                                             ---------------    ----------------
Outstanding at December 31, 2004                  2,079,438     $       3.13
     Granted                                        172,500              .41
     Exercised                                    (150,000)              .01
     Cancelled                                    (644,438)             4.00
                                             ---------------    -------------
Outstanding at December 31, 2005                  1,457,500             2.72
    Granted                                       2,182,500              .03
    Exercised                                      (75,000)              .01
    Cancelled                                             -                -
                                             ---------------    -------------
Outstanding at December 31, 2006                  3,565,000      $      1.13
                                             ---------------    -------------

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

                                         Warrants Outstanding
                                       -------------------------
         Range of Exercise                                             Weighted Average          Weighted Average
               Price                            Number                  Remaining Life            Exercise Price
       -----------------------         -------------------------     ---------------------     ----------------------
       .01                                    2,290,000                   5.73-7.06                     .01
       .30-.36                                 270,000                    2.70-7.80                     .35
       .40-.44                                  30,000                       8.76                       .42
       .47-.51                                  30,000                    8.67-8.76                     .49
       1.00                                     75,000                       1.50                      1.00
       2.40                                    112,500                    1.82-6.25                    2.40
       4.00-6.00                               757,500                     .25-1.50                    4.68
                                       -------------------------
                                              3,565,000
                                       =========================

All outstanding warrants are exercisable at December 31, 2006, with the exception of 1million of Baena's warrants.

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

         (3)  Exercise of Options/Warrants

       During the year 2005, the Company's former chief executive officer, an affiliate, and an employee exercised an aggregate of options and warrants to purchase 180,000 shares of the Company's common stock and warrants at $.01 per share. The Company received proceeds of $1,800 from the transaction and issued 180,000 shares.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006


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

(C)      Stock Options

In 2005 the Company followed fair value accounting and the related provisions of APB No. 25 for employees and SFAS No. 123 for all share based payment awards to its non-employees. Beginning in January of 2006 the Company adopted the provisions of SFAS No. 123R. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock options and warrants activity with employees and non-employees during 2005:

(1)         Option Grants - Employees

            During 2005, the Company granted options to purchase 477,500 shares of the Company's common stock to employees. The grants had exercise prices ranging from $0.33 to $0.77 per share. Of the total, options to purchase 225,000 shares of the Company's common stock had specific vesting provisions. Options to purchase 200,000 shares of the Company's common stock vest ratable over a two year period and the remaining options to purchase 25,000 shares of the Company's common stock vest 50% in June 2006 and 50% in December 2006. These options had expiration dates ranging from 3 years to 10 years from the date of issuance.

(2)         Options/ Warrants Exercised - Employees

           In February 2005, the Company's former chief executive officer and an affiliate exercised warrants to purchase 150,000 shares of the Company's common stock at $.01 per share. The Company received proceeds of $1,500 from the transaction and issued 150,000 shares of common stock.

           In June 2005, an employee exercised options to purchase 30,000 shares of the Company's common stock at $.01 per share. The Company received proceeds of $300 from the transaction and issued 30,000 shares of common stock.

(3)         Option Forfeitures - Employees

            In August 2005, a previous employee's option to purchase 6,250 shares of the Company's common stock at an exercise price of $.40 expired.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

(4)      Weighted Average Assumptions for 2005 Option Grants - Employees

                  Exercise prices on grant dates               $0.01 - $0.77
                  ------------------------------------    -------------------
                  Expected dividend yield                                 0%
                  ------------------------------------    -------------------
                  Expected Volatility                            150% - 205%
                  ------------------------------------    -------------------
                  Risk free interest rates                             3%-4%
                  ------------------------------------    -------------------
                  Expected lives of options                       2-10 years
                  ------------------------------------    -------------------


Note 10 - Commitments and Contingencies

     (1)  Operating Leases

         In connection with converting all of the Available Money ATM's, the Company now pays rent to various mall properties where it has ATM machines. These monthly rents average $36,000 per month in the aggregate.

         The Company is party to a 39-month lease agreement pursuant to which it rents office space in Pennsylvania at a monthly rent of $2,635. This lease expires February 2008.

         The Company's total rent expense under operating leases was $474,106 and $556,686 for the years ended December 31, 2006 and 2005, respectively.

         Estimated rent expense under non-cancelable operating leases over the next five years is as follows:


         2007                            332,663
         2008                            295,588
         2009                            289,848
         2010                            120,770
         2011                                  -

        Total                          1,038,869

     (2)  Casino Contracts

     The Company operates at a number of Native American owned gaming establishments under contracts requiring the Company to pay commissions to operate at the respective gaming locations.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

     Typically, the fees are earned by the gaming establishment over the life of the contract based on one of the following scenarios:

(A) A dollar amount, as defined by the contract, per transaction volume processed by the Company.

(B) A percentage of the Company's profits at the respective location.

     As of December 31, 2006 the Company has recorded $571,640 of accrued commissions on casino contracts.

     Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

     (3)  Employment Agreements

         (A)  CEO

                  (1)  Employment Agreement

                  In January 2004, the Company entered into a five-year employment agreement with its Chairman, President and Chief Executive Officer. In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors ) (the "Base Salary"), the employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar year (the "Guaranteed Bonus" ) and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus"). Pursuant to his employment agreement, the officer is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement. Effective March 2006, the Company amended the executive's agreement to reduce his guaranteed bonus for 2005 from 50% of his salary to 12.5% of his salary. At December 31, 2006, the Company had accrued $175,000 for bonus.

(2)      Commissions Payable

                  The Company pays sales commission to sales persons closing various contracts. The CEO was paid $29,994 in sales commission for 2006.

         (B)  CFO/COO

          In March 2007, the Company entered into an amended and restated employment agreement, dated March 1, 2007 which amended and restated the employment agreement, dated June 14, 2005, by and between the Company and its Chief Financial Officer. Mr. Walsh shall serve as the Company's Chief Financial Officer and Chief Operating Officer.

         The term of the Employment Agreement was retroactive to December 31, 2006 and continues until the earlier of CFO's death or termination by either the Company or the CFO. The CFO/COO annual salary shall be no less than $170,000. Upon termination of the Employment Agreement within six (6) months following a change in control of the Company either by the Company without cause or by the CFO/COO, the CFO/COO will receive severance pay equal to one year's salary.

         In addition, the CFO was granted options to purchase 500,000 shares of the Company's common stock with an exercise price of $.38 per share. The Options have a term of ten years and are exercisable as follows:
         (i) options to purchase 250,000 shares of the Company's common stock are exercisable on July 1, 2007; and (ii) options to purchase 250,000 shares of the Company's common stock are exercisable on December 31, 2007, in each case as long as the CFO is employed by the Company. The Options are immediately exercisable following a change in control of the Company. If CFO's employment by the Company is terminated by the Company without good cause or CFO elects early termination with good reason, all unvested Options automatically vest.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

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

The parties in this matter reached a settlement in principal which is in the drafting stage. The court, having been notified of the settlement, dismissed the action on March 12, 2007. Pursuant to the terms of the settlement agreement, Money Centers of America, Inc. ("MCA") will pay Lake Street Gaming, LLC ("Lake Street") a total of $160,000.00. Under the agreement reached, MCA will make an initial payment of $30,000.00 followed by monthly payments of $4,333.33 for thirty (30) months. The settlement also requires that certain stock be held in escrow and has a contingency for early payment.

On or about October 26, 2006, Money Centers of America, Inc. ("MCA") served a demand for arbitration on The Campo Band of Kumeyaay Indians d/b/a The Golden Acorn Casino (the "Casino") and on Ralph Goff, the tribe Vice Chairman, individually, and requested that the Casino and Mr. Goff consent to the jurisdiction of the JAMS arbitrator in Philadelphia. MCA filed the demand to recover damages it suffered as a result of having its Financial Services Agreement wrongfully terminated by the Casino and from being evicted from the Casino without sufficient notice. The Casino has refused to consent to the jurisdiction of JAMS (i.e., the chosen arbitration service) in Philadelphia.

On or about March 1, 2007, the Casino served MCA with a demand for arbitration which it purportedly filed with JAMS in San Diego, California. The Casino allegedly seeks in excess of $922,826.73 in damages which it claims resulted from MCA's breach of the same Financial Service Agreement that MCA alleges was wrongfully terminated. MCA has not consented to the jurisdiction of JAMS in San Diego, California.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006

On March 2, 2007, the trial of Ameristar Casino v. Money Centers of America and Available Money was held in Gilpin County District Court. Ameristar Casino alleged that they permitted Defendants to operate their ATM's on its property and that Defendants never paid the plaintiff the agreed-upon fee structure for those ATM's. Ameristar Casino alleged that Defendants breached their agreement with Plaintiff by refusing to make payments for the ATM's on casino premises in January and February, 2005. In addition, Ameristar Casinos also alleged that Defendants' ATM's on casino premises in January and February, 2005 generated revenue which conferred a benefit on Defendants that would be inequitable for Defendants to retain without payment of its value to Plaintiff. The one-day trial concluded on March 2, 2007. The Court ruled in favor of Money Centers on the Plaintiff's breach of contract claim. The Court ruled against money Centers on the Plaintiff's unjust enrichment claim and a judgment was entered in the amount of $56,879 plus statutory interest in favor of the Ameristar Casinos. With interest through March 20, 2007 the value of the debt owed by Money Centers of America as a result of the judgment is $67,019. The advisability of appeal is being considered. The exposure to further loss on appeal is interest on the judgment at 9% compounded annually while the appeal is pending, assuming the verdict is not reversed.

On or about November 8, 2006, Plaintiffs GFM LLC, The Grove Cinemas, LLC and the Commons at Calabasas, LLC (collectively, "Plaintiffs") filed a Complaint against Available Money, Inc. and Money Centers of America (collectively, "MCA"), alleging that MCA breached lease agreements executed on February 15, 2002 and January 7, 2004. Under the agreements, MCA rented from Plaintiffs a portion of certain locations for purposes of an ATM machine. Due to Money Centers' acquisition of Available Money, Inc, the original party to the lease, Plaintiffs allege that the transfer was "unpermitted" and therefore a breach of the lease. This case has just entered the discovery stage and a trial date has not been set.


Note 11 -  Customer Concentrations

For the year ended December 31, 2006, approximately 62% of total revenues were derived from operations at three full service casinos. No other customers represented more than ten percent of the Company's total revenues for the year ended December 31, 2006. One of these casinos did not renew its contract in May of 2006, but still represented 16.7 percent of our revenues in 2006.

For the year ended December 31, 2005, approximately 44 % of total revenues were derived from operations at two full service casinos. No other customers represented more than ten percent of the Company's total revenues for the year ended December 31, 2005.

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006


Note 12 -  Cash Rental Program and Related Interest Expense

Included in interest expense are monies owed to an unrelated vendor for interest charges. The interest is based on the amount of cash in the Company's Available Money ATM machines and network and is calculated on a daily basis. The balance of this cash funded by the vendor in the Company's ATM machines at December 31, 2006 was approximately $845,000. The interest rate on the $845,000 is prime plus zero. Effectively the company rents this cash. The Company does not reflect this cash as an asset or the loan as a liability on its balance sheet at year end. Interest expense from this cash was $270,068 for 2006.

Note 13 -  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                   December 31,
                                       --------------------------------------
  Deferred tax assets:                      2006                  2005
                                       ----------------      ----------------
  Net operating loss carryforwards     $   2,779,000         $  2,198,000

  Accrued expenses                         325,000               251,000

  Depreciation and amortization             60,000               57,000

  Stockt option compensation               739,000

  Less valuation allowance               (3,903,000)           (2,506,000)
                                       ----------------      ----------------
  Net deferred tax assets              $       -             $      -
                                       ================      ================


The reconciliation of the income tax computed at the U.S. federal statutory rate to income tax expense for the periods ended December 31, 2006 and 2005:

                                                   December 31,
                                     -----------------------------------------
                                          2006                    2005
                                     ----------------      -------------------
 Tax benefit at federal statutory    $  1,520,000          $      620,000
 rate (34%)
                                     ----------------      -------------------
 Non-deductible stock compensation         (-)                    (85,000)
                                     ----------------      -------------------
 Non-deductible expenses                 (123,000)                (75,000)

 Net operating losses related to
 mergers                                    -                         -

 Change in valuation allowance         (1,397,000)               (460,000)
                                     ----------------      -------------------

                                     ----------------      -------------------
 Net income tax benefit              $       -             $         -
                                     ================      ===================

                 Money Centers of America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2006


FASB No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at December 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At December 31, 2006, the Company has available net operating loss carryforwards of approximately $6,465,000, which expire in the year 2021-2025. $2,425,000 of the Net Operating Losses are subject to the limitations under
Section 382 of the Internal Revenue Code relating to changes in ownership in the amount of $231,000 annually as calculated under code Section 382 of the Internal Revenue Code.

Note 14 -  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $870,241, a stockholders' deficit of $5,130,886 and an accumulated deficit of $20,819,468 at December 31, 2006. The Company also reflected a net loss of $4,342,466 and net cash used by operations of $1,393,259, for the year ended December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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


Note 15 -  Subsequent Events

In January 2007, the Company paid in full a bridge loan in the amount of $25,000 to a non-related party.

In February 2007, 2 board members exercised 200,000 options at $.01 per share. The Company received proceeds of $2,000 from the transaction and issued 200,000 shares.

In February 2007, our Chief Financial officer exercised 12,500 warrants at $.01 per share. The Company received proceeds of $125 from the transaction and issued 12,500 shares.

The company and the CFO entered into a retroactive new employment agreement described in Note 10 3(b).

In February 2007, the Company granted an aggregate 500,000 stock options to an employee. The grants have an exercise price of $0.83 per share. Of the total, 250,000 options will vest in July 2007, and the remaining 250,000 options will vest in December 2006. These options have expiration dates of February 28, 2017.

In January 2007, the Company issued to a consultant warrants to purchase and aggregate 900,000 shares of our common stock at an exercise price ranging from $0.35 to $0.70 per share. 300,000 of these warrants vested on January 31, 2007. An additional 300,000 warrants will vest on January 31, 2008 with remaining 300,000 warrants vesting on January 31, 2009. These warrants have expiration dates of January 31, 2017.

In February 2007, the Company granted an aggregate 100,000 stock options to an employee. The grants have an exercise price of $0.83 per share. All 100,000 options vested immediately. These options have expiration dates of February 28, 2017.

In March 2007, the Company granted options to purchase and aggregate 400,000 options of the Company's common stock to its Board of Directors. The options have an exercise price of $0.01.