Form 10QSB
period 2007-03-31
MONEY CENTERS OF AMERICA, INC.
filed 2007-05-21
CIK 1165271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended March 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission File No. 000-49723

                           Money Centers of America, Inc.
--------------------------------------------------------------------------------

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware                                                       23-2929364
------------------------------------------------------    --------------------
(State  or Other  Jurisdiction  of  Incorporation  or      (I.R.S. Employer
Organization)                                               Identification No.)

700 South Henderson Road, Suite 325, King of Prussia, PA 19406
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)

                                 (610) 354-8888
               --------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           X                       No
       -----------------                ---------------

     As of May 21, 2007, 30,769,853 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding.

MONEY CENTERS OF AMERICA, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2007
INDEX TO FORM 10-QSB

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheet at
                  March 31, 2007 (unaudited)                               1

                  Consolidated  Statements of Operations
                  for the Three Months Ended March 31, 2007 and 2006       2
                  (unaudited)

                  Consolidated  Statements  of Cash Flows
                  for the Three Months Ended March 31, 2007 and 2006       3
                  (unaudited)

                  Notes to Consolidated Financial
                  Statements (Unaudited)                                   4

          Item 2. Management's Discussion and Analysis or
                  Plan or Operation                                       20

          Item 3. Controls and Procedures                                 27

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                       29

         Item 2.  Unregistered sales of Equity
                  Securities and Use of Proceeds                          30

         Item 3.  Defaults Upon Senior Securities                         30

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                        30

         Item 5.  Other information                                       30

         Item 6.  Exhibits                                                30

         Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)

                                     ASSETS

Current assets:
    Restricted cash                                               $ 3,495,467
    Accounts receivable                                                18,471
    Prepaid expenses and other current assets                         292,088
                                                                --------------
      Total current assets                                          3,806,026

Property and equipment, net                                           999,530

 Other assets
    Intangible assets, net                                          1,218,929
    Deferred financing costs                                        1,005,095
    Deposits                                                           55,398
                                                                --------------
      Total other assets                                            2,279,422

                                                                --------------
      Total assets                                                $ 7,084,978
                                                                ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                              $   470,122
    Accrued interest                                                  151,905
    Accrued expenses                                                  486,256
    Current portion of capital lease                                  219,684
    Convertible notes payable, related party                          250,000
    Lines of credit                                                 2,401,688
    Due to officer                                                    281,032
    Commissions payable                                               828,950
                                                                --------------
      Total current liabilities                                     5,089,637

Long-term liabilities:
    Capital lease, net of current portion                             473,199
    Note payable, related party                                     4,750,000
    Notes payable, net of debt discount                             2,540,000
                                                                --------------
      Total long-term liabilities                                   7,763,199

      Total Liabilities                                            12,852,836

Stockholders' Deficit:
    Preferred stock; $.001 par value, 20,000,000
      shares authorized
      0 shares issued and outstanding                                       -
    Common stock; $.01 par value, 150,000,000
      shares authorized
      30,769,853 shares issued and outstanding                        306,373
    Additional paid-in capital                                     15,969,329
    Accumulated deficit                                           (22,043,560)
                                                                --------------
      Total stockholders' deficit                                  (5,767,858)
                                                                --------------

      Total liabilities and stockholders' deficit                 $ 7,084,978
                                                                ==============


     See accompanying notes to unaudited consolidated financial statements.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                        ----------------------------------
                                                               2007             2006
                                                        -----------------  ---------------
Revenues                                                    $  2,169,683      $ 3,839,067

Cost of revenues                                               1,703,219        3,056,745
                                                        -----------------  ---------------

Gross profit                                                     466,464          782,322

Selling, general and administrative expenses                     527,384          607,657

Noncash Compensation                                             585,995            6,188

Depreciation and amortization                                    222,532           75,109
                                                        -----------------  ---------------

Operating income (loss)                                         (869,447)          93,368

Other income (expenses):

         Interest income                                           4,386            4,193
         Interest expense                                       (368,119)        (447,532)
         Noncash interest expense                                      -          (73,488)
                                                        -----------------  ---------------
                        Total interest expense, net             (363,733)        (516,827)
                                                        -----------------  ---------------

         Other income                                              9,788           19,152
                                                        -----------------  ---------------
                        Total other income                         9,788           19,152
                                                        -----------------  ---------------

Net loss                                                    $ (1,223,392)     $  (404,307)
                                                        =================  ===============

Net loss per common share - basic                           $      (0.04)     $     (0.02)
                                                        =================  ===============

Net loss per common share - diluted                         $      (0.04)     $     (0.02)
                                                        =================  ===============

Weighted Average Common Shares Outstanding During the period
     -Basic                                                   30,769,853       25,179,895
                                                        =================  ===============

     -Diluted                                                 30,769,853       25,179,895
                                                        =================  ===============


         See accompanying notes to unaudited consolidated financial statements.

                                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           -------------------------
                                                                               2007          2006
                                                                           ------------  -----------
Cash flows from operating activities:
    Net loss                                                              $ (1,223,392)  $ (404,307)
    Adjustments used to reconcile net loss to net cash
      (used in) provided by operating activities:
       Depreciation and amortization                                           222,532       74,632
       Amortization of debt discount                                                 -       65,228
       Issuance of common stock for services                                       990        3,938
       Issuance of stock options for services                                  585,005            -
    Changes in operating assets and liabilities:
       Increase (decrease) in:
          Accounts payable                                                     (29,541)    (193,068)
          Accrued interest                                                      42,877       32,025
          Accrued expenses                                                     (40,947)      29,818
          Commissions payable                                                  (26,831)      88,165
       (Increase) decrease in:
          Prepaid expenses and other current assets                            (21,490)      14,437
          Accounts receivable                                                   11,713      144,888
                                                                           ------------  -----------
Net cash (used in) operating activities                                       (479,084)    (144,244)
Cash flows from investing activities:
    Purchases of property and equipment                                        (12,445)      (9,706)
    Cash paid for acquisition and intangible assets                            (48,750)     (60,000)
                                                                           ------------  -----------
Net cash used in investing activities                                          (61,195)     (69,706)
Cash flows from financing activities:
    Net change in lines of credit                                             (643,489)  (1,532,533)
    Payments on capital lease obligations                                            -      (35,328)
    Advances to officer                                                        (13,098)     (58,135)
    Proceeds from notes payable                                                 72,329       50,000
    Payments on notes payable                                                        -      (40,374)
    Exercise of stock options and warrants                                         621          750
                                                                           ------------  -----------
Net cash used in financing activities                                         (583,637)  (1,615,620)
NET (DECREASE) IN CASH                                                      (1,123,916)  (1,829,570)
CASH, beginning of period                                                    4,619,383    6,264,848
                                                                           ------------  -----------
CASH, end of period                                                        $ 3,495,467   $4,435,278
                                                                           ============  ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $   368,119   $  447,532
                                                                           ============  ===========
Supplemental disclosure on non-cash investing and financing activities:

    Acquisition of equipment under capital lease                           $         -   $   79,580
                                                                           ============  ===========
    Reduction of loan payable officer in exchange for related accrual      $   175,000   $  743,750
                                                                           ============  ===========
    Record beneficial conversion feature for convertible debt
    Detachable warrants                                                    $         -   $    6,682
                                                                           ============  ===========

                       See accompanying notes to unaudited consolidated financial statements.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007



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

Significant estimates during 2007 and 2006 include depreciable lives on equipment, the valuation of stock options granted for services, the value of warrants issued in connection with debt related financing, valuation of intangible assets not having finite lives and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2007, the balance exceeded the federally insured limit by $3,436,586. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

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

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007


 (F)    Restricted Cash

Restricted cash is the balance of cash that is in the Company's bank accounts and network that is used as collateral for our asset based lender (See Note 3). The Company does not have access to this cash unless there is an amount over and above the required amount of collateral. In order to pay operating expenses, the Company requests that the asset based lender transfer funds into the Company's unrestricted cash accounts. The restricted cash balance at March 31, 2007 was $3,495,467.

(G)    Accounts Receivable

Accounts receivable arise primarily from ATM, credit card advances and check cashing services provided at casino locations. Concentration of credit risk related to ATM and credit card advances are limited to the processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card advances. Accordingly, no allowance was considered necessary at March 31, 2007 and 2006.

(H)    Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Equipment consists primarily of cash access devices and computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from five to seven years.

(I)    Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. There were no impairment charges taken during the periods ended March 31, 2007 and 2006.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007


(J)    Intangibles and Related Impairment

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

The Company makes ongoing evaluations of the recoverability of its capitalized internal use software and Web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values. If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values. At March 31, 2007 and 2006, no such write-offs were required.

At March 31, 2007, the net book value of capitalized software was $1,218,929. Amortization expense for the periods ended March 31, 2007 and 2006 was $1,798 and $2,077, respectively.

(L)    Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the term of the related debt. At March 31, 2007, the gross amount of deferred financing costs was $1,299,183 and related accumulated amortization was $294,088. At March 31, 2007 the Company reflects in the accompanying consolidated balance sheet net deferred financing costs of $1,005,095. Amortization of deferred financing costs was $144,452 and $16,364 at March 31, 2007 and 2006, respectively.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007


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

         (2)    Check Cashing

Revenue is recorded from fees on check cashing services on the date the check is cashed. If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment. If the bank honors it, the amount of the check is recognized as a negative bad debt expense. Based on the quick turnaround of the check being returned by the bank on which it is drawn and the resubmission to the bank for payment, the Company feels this method approximates the allowance method, which is a Generally Accepted Accounting Principle. Based upon past history no allowance was considered necessary at March 31, 2007 and 2006, respectively.

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

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007


(P)    Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the periods ended March 31, 2007 and 2006 were $12,903 and $25,224, respectively.

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

(S)    Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at March 31, 2007 and 2006, respectively. Accordingly, the basic and diluted EPS are the same.

At March 31, 2007 and 2006 there were 10,476,336 and 6,595,556 shares of issuable common stock underlying the options, warrants and convertible debt securities, respectively.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

The following table summarizes all common stock equivalents outstanding at March 31, 2007 and 2006, respectively.

                                               2007             2006
                                            -----------     ------------
Common stock options                         8,013,280        3,532,500
Common stock warrants                        1,907,500        1,507,500
Convertible notes payable                      555,556        1,555,556
                                            -----------     ------------
Total Common Stock Equivalents              10,476,336        6,595,556
                                            ===========     ============

(T)    Stock Based Compensation

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

During the first three months of 2007, the Company granted 1,265,000 options to employees that were accounted for pursuant to SFAS No. 123(R) and 123, respectively.

During the first three months of 2007, the Company granted 900,000 warrants to non-employees that were accounted for pursuant to SFAS No. 123(R) and 123, respectively.


                                                     Three Months Ended
                                                          March 31
                                                      2007            2006
                                                 -------------    ------------
Net loss - as reported                           $ (1,223,392)    $  (404,307)
Add: stock-based employee  compensation
determined under the fair value method                     --              --

Less:  stock-based  employee  compensation
determined  under  the intrinsic value method
(APB #25)                                                  --              --
                                                 =============    ============
Net loss                                           (1,223,392)       (404,307)
                                                 =============    ============

Basic and Diluted loss per share-as reported     $      (0.04)      $   (0.02)

Basic and Diluted  loss per share-pro forma      $      (0.04)      $   (0.02)

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007


2. UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying unaudited consolidated financial statements for the interim periods reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the unaudited consolidated financial position, operating results and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2006 and notes thereto contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full year ending December 31, 2007.

3. CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

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

At March 31, 2007, the Company was in default with respect to the repayment of this promissory note. We have reached an agreement in principle to refinance the remaining $250,000, together with accrued interest, by a $300,000 increase in the Baena Advisors, LLC facility.

Management used the following weighted average assumptions on the date of issue when determining the fair value of the freestanding warrants issued in connection with the convertible debt:

Expected dividend yield                0%
Expected volatility                    119% - 127%
Risk free interest rate                5%
Expected life of option                10 years


At March 31, 2007, the Company had the following outstanding convertible notes payable:


Convertible notes payable - related party                    $250,000
                                                            -----------
Total convertible notes payable                              $250,000
                                                            ===========

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007

At March 31, 2007, the Company had the following outstanding accrued interest payable for all convertible and non-convertible debt instruments:


Convertible notes payable - related party - accrued
  interest                                                   $ 40,864
Interest accrued on Notes Payable and Lines of Credit
                                                              108,529
Interest accrued on non convertible related note (see
  Note 3(B))                                                    2,512
                                                           ------------
Total accrued interest payable, Convertible notes            $151,905
                                                           ============

(B )  Notes Payable

Notes payable at March 31, 2007 consisted of the following:

In December 2006 the Company borrowed an aggregate $4,750,000 from a related party, Baena Advisors, LLC ("Baena"), evidenced by a promissory note. Baena is
owned  by  Sean  Wolfington,  the  brother  of  our  Chief  Executive  Officer  and                         4,750,000
Chairman.  Interest  on the note is payable  monthly  and bears  interest at 30-day
LIBOR plus 13% per annum.  Monthly  payments consist of interest only with the full amount of the note due at the end of the two year term.
------------------------------------------------------------------------------------ ---------------------------------
In December 2006 the Company borrowed an aggregate $2,525,000 evidenced by a promissory note. Interest on the note is payable monthly and bears interest at a rate of 12.75% per annum. Monthly payments consist of interest only with the full
amount of the note due at the end of the two year term.                                                     2,525,000
------------------------------------------------------------------------------------ ---------------------------------
On September 10, 2004, the Company borrowed $210,000 from a family member of our chief executive officer to pay an advance on commissions to a casino. The note bears interest at 10% per annum and is payable monthly, beginning October 1,
2004. The principal amount of this note is repayable in monthly payments payable on the 1st day of each month commencing with the second month following the month
in  which  the  Company   commences   operations  at  the  casino.   As  additional                            15,000
consideration  for extending the principal amount of this loan to the Company,  the
Company  issued  warrants to purchase  50,000 of the  Company's  common stock at an exercise price of $0.33 per share.  In March 2006 the Company  recorded  additional interest  expense of $9,300 on this note related to the warrants.  During the first quarter of 2007, the Company  repaid this related party $15,000 in connection  with this promissory note.
------------------------------------------------------------------------------------ ---------------------------------
Notes Payable                                                                                             $ 7,290,000
------------------------------------------------------------------------------------ ---------------------------------

During the first quarter of 2007, the Company reflected aggregate principal repayments of $15,000 for all non-convertible promissory notes.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007


4. CAPITAL LEASES

Capital lease obligations at March 31, 2007 consisted of the following:


                                                               --------------
Obligation under capital lease, imputed interest rate at           20,482
12.78%; due May 2007; collateralized by equipment
Obligation under capital lease, imputed interest rate at           27,958
8.21%; due December 2009; collateralized by equipment
Obligation under capital lease, imputed interest rate at           27,958
8.21%; due December 2009; collateralized by equipment
Obligation under capital lease, imputed interest rate at           59,208
7.95%; due March 2010; collateralized by equipment
Obligation under capital lease, imputed interest rate at 8.3%;     10,704
due March 2010; collateralized by equipment
Obligation under capital lease, imputed interest rate at           20,943
11.63%; due July 2010; collateralized by equipment
Obligation under capital lease, imputed interest rate at           53,602
9.74%; due July 2010; collateralized by equipment
Obligation under capital lease, imputed interest rate at           10,738
14.53%; due March 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at           42,537
15.15%; due March 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at           44,502
8.61%; due April 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at           27,751
8.61%; due April 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at           53,990
8.61%; due March 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at           22,136
8.61%; due March 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at           131,679
8.25%; due August 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at           100,063
5.060%; due September 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at           19,301
8.33%; due October 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at           19,331
8.23%; due September 2011; collateralized by equipment
Less: current maturities                                         (219,684)
                                                               --------------
Long term obligation, net of current portion                      473,199
                                                               ==============

5. DUE TO OFFICER

During the first quarter of 2007, the Company issued a note to its CEO totaling $175,000. The note was issued in lieu of cash payment of the CEO's 2006 guaranteed bonus, which was accrued over the course of the fiscal year. This loan and other notes to our CEO bear interest at 10%, are unsecured and due on demand. The outstanding principal and related accrued interest balance at March 31, 2007 was $283,417. Of the total, $2,385 represented accrued interest payable.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007


6. LINES OF CREDIT

Lines of credit at March 31, 2007 consisted of the following:
Line of credit, interest is payable monthly at 9% per annum, the line is
unsecured and due on demand.  This line has been  established with one of our        $922,827
casino customers.
Line of  credit,  non-interest  bearing,  the  line is  unsecured  and due on
demand.  This line has been established with one of our casino customers.           1,052,431
Line of credit,  the line is unsecured and due on demand.  The Company pays a fixed stated amount of interest  totaling $1,000 per month.  The payments are recorded  and charged to  interest  expense.  This line has been  established
with one of our  casino  customers.  At  March  31,  2007,  the  Company  had         426,430
recorded  related accrued  interest payable of $1,000 in connection with this line of credit.
                                                                                 -------------

Lines of Credit                                                                    $2,401,688
                                                                                 =============

7. STOCKHOLDERS' DEFICIT

Three Months Ended March 31, 2007

(A)  Common Stock Issuances

     (1)  Cash

     None

     (2)  Services

     In February 2007, the Company issued 1,833 shares of common stock to employees for services rendered in lieu of cash bonueses otherwise due. The Company valued the shares at the fair price on the date of issuance which was $0.54 per share based on the quoted closing trading price and recorded non-cash compensation expense of $990.

     (3)  Exercise of Options/Warrants

     In February 2007, 2 directors exercised 200,000 options at $0.01 per share. The Company received proceeds of $2,000 from the transaction and issued 200,000 shares of common stock.

     In February 2007, our CFO/COO exercised 12,500 warrants at $0.01 per share. The Company received proceeds of $125 from the transaction and issued 12,500 shares of common stock.

     In March 2007, a former employee exercised 12,500 options at $0.33 per share. The Company received proceeds of $4,125 from the transaction and issued 12,500 shares of common stock.

(B)  Accrued Penalty Shares

     At March 31, 2007, pursuant to the terms of a prior common stock offering with registration rights, the Company has accrued penalties in the amount of 142,500 shares. The Company has valued these shares at $81,048 based on the quoted closing trading price every two weeks when the penalty accrues. The fair value of the penalty has been recorded as a component of accrued expenses. The penalty shares have ceased accruing in February 2006.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007


(C)    Stock Options

The Company follows SFAS No. 123(R) for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock option and warrant activity with employees and non-employees during 2007:

(1)    Option Grants - Employees

     In February 2007, 500,000 options at an exercise price of $0.38 per share were issued to the Company's CFO/COO according to his employment agreement. 250,000 options vest July 1, 2007 and 250,000 options vest December 31, 2007.

     In February 2007, 100,000 options at an exercise price of $0.38 per share were issued to an employee and vested immediately. The Company valued these shares using the Black-Scholes valuation model at $52,000 and accordingly booked a non-cash compensation expense in the same amount.

     In March 2007, 400,000 options at an exercise price of $0.01 per share were issued to our non-employee directors. The Company valued these shares using the Black-Scholes valuation model at $246,800 and accordingly booked a non-cash compensation expense in the same amount.

     In March 2007, 265,000 options at an exercise price of $0.38 per share were issued to 5 employees. The Company valued these shares using the Black-Scholes valuation model at $158,205 and accordingly booked a non-cash compensation expense in the same amount.

(2)    Options/ Warrants Exercised - Employees

     In February 2007, 2 directors exercised 200,000 options at $0.01 per share. The Company received proceeds of $2,000 from the transaction and issued 200,000 shares of common stock.

     In February 2007, our CFO/COO exercised 12,500 warrants at $0.01 per share. The Company received proceeds of $125 from the transaction and issued 12,500 shares of common stock.

(3)    Option Forfeitures - Employees

     None

(4)    Weighted Average Assumptions for 2007 Option Grants - Employees

     None

Employee stock option activity for the three months ended March 31, 2007 are summarized as follows:

                                   Number of Shares      Weighted Average
                                                          Exercise Price
                                  ------------------   --------------------

Outstanding at December 31, 2006       7,960,780                $.10
   Granted                             1,265,000                 .01
   Exercised                            (200,000)                .01
   Cancelled/Expired                           -                   -
                                  ------------------   --------------------
Outstanding at March 31, 2007          9,025,780                $.10
                                  ==================   ====================

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007


The following table summarizes the Company's employee stock options outstanding at March 31, 2007:

                               Options Outstanding

    Range of Exercise                    Weighted Average     Weighted Average
          Price          Number           Remaining Life       Exercise Price


           .01          7,245,780            6.76-9.75               .01
     .26 - .33            315,000            0.75-9.64               .28
     .38 - .42          1,065,000            7.21-9.92               .21
     .70 - .77            212,500            7.09-7.81               .75
     2.00-2.28            187,500            6.17-6.59              2.11
                      --------------                              ----------
                        9,025,780                                    .10
                      ==============                              ==========


At March 31, 2007, 9,025,780 stock options are exercisable with a weighted average exercise price of $.10 except 500,000 at $0.01.

(D)      Warrants

(1)      Warrant Grants - Consultants

          In January 2007, the Company issued 300,000 warrants to purchase the Company's stock at an exercise price of $0.35, $0.37 and $0.70 respectively per share to a consultant for services rendered. According to the issuance 300,000 warrants at $0.35 vested January 31, 2007, 300,000 warrants at $0.37 vest January 31, 2008 and the remaining 300,000 warrants at $0.70 will vest January 31, 2009. The Company valued the 300,000 vested shares at $127,800 and accordingly booked a non-cash compensation expense in the same amount.


Warrant activity for the period ended March 31, 2007 is summarized as follows:

                                                 Number of     Weighted  Average
                                                   Shares        Exercise Price
                                                -----------    ----------------
Outstanding at December 31, 2006                 3,565,000             $1.13
                                                -----------    ----------------
  Granted                                          900,000               .12
  Exercised                                        (12,500)              .01
  Cancelled                                       (375,000)             4.00
                                                -----------    ----------------
Outstanding at March 31, 2007                    4,077,500             $0.64
                                                ===========    ================

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007


                              Warrants Outstanding
           -----------------------------------------------------------
Range of Exercise                         Weighted Average     Weighted Average
     Price                Number            Remaining Life       Exercise Price
--------------------  ---------------    -----------------    ------------------
      .01                2,277,500           5.72-9.75               .01
  .30-.36                  870,000           2.45-8.05               .23
      .40                   15,000                8.51               .40
      .44                   15,000                8.51               .44
  .47-.51                   30,000           8.43-8.51               .49
      .70                  300,000                9.85               .00
     1.00                   75,000                1.25              1.00
     2.40                  112,500           1.58-6.01              2.40
4.00-6.00                  382,500            .50-1.25              5.35
                      ---------------
                         4,077,500
                      ===============

All outstanding warrants are exercisable at March 31, 2007 except 300,000 at $0.37 vesting in January 2008 and 300,000 at $0.70 vesting in January 2009.

8. COMMITMENTS AND CONTINGENCIES

   (1)  Operating Leases

     In connection with converting all of the Available Money ATM's, the Company now pays rent to various mall properties where it has ATM machines. These monthly rents average $22,500 per month.

     The Company is party to a 39-month lease agreement pursuant to which it rents office space in Pennsylvania at a monthly rent of $2,635. This Lease expires February 2008.

     The Company's total rent expense under operating leases was $85,125 and $125,594 for the three months ended March 31, 2007 and 2006, respectively.

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

As of March 31, 2007 the Company has recorded $540,474 of accrued commissions on casino contracts.

   Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007

(3)  Employment Agreements

     (A)  CEO

         (1)  Employment Agreement

          In January 2004, the Company entered into a five-year employment agreement with its Chairman, President and Chief Executive Officer. In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors ) (the "Base Salary"), the employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar year (the "Guaranteed Bonus" ) and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus"). Pursuant to his employment agreement, the officer is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement. Effective March 2006, the Company amended the executive's agreement to reduce his guaranteed bonus for 2005 from 50% of his salary to 12.5% of his salary. At December 31, 2006, the Company had accrued $175,000 for the 2006 bonus.


           (2)    Commissions Payable

          The Company pays sales commissions to sales persons closing various contracts. The CEO was paid $2,017 in sales commissions for the first three months of 2007.

     (B)  CFO/COO

          In March 2007, the Company entered into an amended and restated employment agreement, dated March 1, 2007 which amended and restated the employment agreement, dated June 14, 2005, by and between the Company and its Chief Financial Officer. Mr. Walsh serves as the Company's Chief Financial Officer and Chief Operating Officer.

          The term of the Employment Agreement was retroactive to December 31, 2006 and continues until the earlier of CFO's death or termination by either the Company or the CFO. The CFO/COO annual salary is than $170,000. Upon termination of the Employment Agreement within six (6) months following a change in control of the Company either by the Company without cause or by the CFO/COO, the CFO/COO will receive severance pay equal to one year's salary.

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

The parties in this matter reached a settlement in principal which is in the drafting stage. The court, having been notified of the settlement, dismissed the action on March 12, 2007. Pursuant to the terms of the settlement agreement, Money Centers of America, Inc. ("MCA") will pay Lake Street Gaming, LLC ("Lake Street") a total of $160,000. Under the agreement reached, MCA will make an initial payment of $30,000 followed by monthly payments of $4,333 for thirty
(30) months. The settlement also requires that certain stock be held in escrow and has a contingency for early payment.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007

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

On or about March 1, 2007, the Casino served MCA with a demand for arbitration which it purportedly filed with JAMS in San Diego, California. The Casino allegedly seeks in excess of $922,826 in damages which it claims resulted from MCA's breach of the same Financial Service Agreement that MCA alleges was wrongfully terminated. MCA has not consented to the jurisdiction of JAMS in San Diego, California.

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

9. CUSTOMER CONCENTRATIONS

For the three months ended March 31, 2007, approximately 64% of total revenues were derived from operations at two full service casinos. One other customer represented approximately 11% of our total revenues for the three months ended March 31, 2007.

10. CASH RENTAL PROGRAM AND RELATED INTEREST EXPENSE

Included in interest expense are monies owed to an unrelated vendor for interest charges. The interest is based on the amount of cash in the Company's Available Money ATM machines and network and is calculated on a daily basis. The balance of this cash funded by the bank in the Company's ATM machines at March 31, 2007 was approximately $835,000. The interest rate on the $835,000 is prime plus zero. Effectively the Company rents this cash. The Company does not reflect this cash as an asset or the loan as a liability on its balance sheet at March 31, 2007. Interest expense from this cash was $33,512 for the three months ended December 31, 2007.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007

11. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $1,283,611 a stockholders' deficit of $5,767,858 and an accumulated deficit of $22,043,560 at March 31, 2007. The Company also reflected a net loss of $1,223,392 and net cash used in operations of $479,084, for the three months ended March 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

12. SUBSEQUENT EVENTS

     None

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those included in our Annual Report on Form 10-KSB filed on April 17, 2007. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

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

Current Overview

     Our core business of providing single source full service cash access services in the gaming industry continues to be the major source of our revenue and profits in 2007. We have also launched several new services in the last 18 months, such as OnSwitchTM and Omni Network that have helped to differentiate our product offering in the marketplace. Our core business generates revenues from transaction fees associated with each unique service we provide, including ATMs, credit card advances, POS Debit, check cashing, markers and various other financial instruments. We receive our fees from either the casino operator or the consumer who is requesting access to their funds. The pricing of each transaction type is determined by evaluating risk and costs associated with the transaction in question. Accordingly, our transaction fees have a profit component built into them. Furthermore, reimbursement for electronic transactions are guaranteed by the credit or debit networks and associations that process the transactions as long as procedures are followed, thereby reducing the period of time that trade accounts receivable are outstanding to several days.

     We deployed our OnSwitchTM Transaction Management System (OnSwitchTM) in January 2006. Though we feel confident that OnSwitchTM will differentiate us from our competitors and create new sources of revenue for us, there is no guarantee that the market will accept this new deployment strategy. Regardless of the market's acceptance of this new deployment strategy, OnSwitchTM enables us to gain complete control over our cash access booth operations and ATMs. OnSwitchTM will "drive" the ATMs and teller applications and process all transactions through our central system allowing for quicker customer interactions which translate to greater revenue at less cost from our current book of business. OnSwitchTM permits us to negotiate network processing contracts based on sound business decisions versus technology requirements so that the cost per transaction may be reduced, once again translating to greater revenue potential from our current book of business. Once all of the properties have been converted to OnSwitchTM, general operating procedures, field support, and internal accounting processes will also be streamlined.

     One of the obstacles with OnSwitchTM was that we had to achieve Payment Card Industry ("PCI") compliance. PCI Compliance is a set of security standards that were created by the major credit card companies (American Express, Discover Financial Services, JCB, MasterCard Worldwide, and Visa International) to protect their customers from increasing identity theft and security breaches. After over a year of comprehensive updates of our systems, audits by Visa and other actions, we have now satisfied all requirements to be PCI compliant and are waiting for final approval. To our knowledge, we will be the only PCI compliant cash access vendor in the gaming industry.

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


Results of Operations
Three Months Ended March 31, 2007 (Unaudited) vs. Three Months Ended March 31, 2006 (Unaudited)

                                                   Three Months Ended    Three Months Ended
                                                   March 31, 2007 ($)    March 31, 2006 ($)      Change ($)
                                                  -------------------- -------------------- ------------------
Net Loss                                                (1,223,392)           (404,307)           (819,085)
Revenues                                                 2,169,683           3,839,067          (1,669,384)
Cost of revenues                                         1,703,219           3,056,745          (1,353,526)
     Commissions & Rents Paid                              928,057           1,910,124            (982,067)
     Wages & Benefits                                      429,031             618,169            (189,138)
     Processing Fee & Service Charges                      256,461             369,653            (113,192)
     Bad Debts                                              11,056              13,207              (2,151)
     ATM Lease Fees & Maintenance                            8,775              55,913             (47,138)
     Cash Replenishment Services                            23,637               9,386              14,251
     Other                                                  46,201              80,293             (34,092)
Gross Profit                                               466,464             782,322            (315,858)
Selling, General and Administrative Expenses               527,384             607,657             (80,273)
        Contributions                                        3,000               9,500               6,500
     Management Compensation                               172,059             173,750              (1,691)
     Marketing                                              12,903              25,224             (12,321)
     Professional Fees                                      78,423              93,800             (15,377)
     Seminars                                                    -              10,597             (10,597)
     Trade Show & Sponsorships                              51,307              67,422             (16,115)
     Travel                                                 57,892              71,585             (13,693)
     Other                                                 151,800             155,779              (3,979)
Noncash Compensation                                       585,995               6,188             579,807
Depreciation and amortization                              222,532              75,109             147,423
Interest expense, net                                     (363,733)           (516,827)           (153,094)
Other income                                                 9,788              19,152              (9,364)

     Our net loss increased by approximately $800,000 for the three months ended March 31, 2007 primarily due to a decrease in revenue from the loss of the Sycuan and Campo contracts in 2006. In addition, an increase in amortization expense resulted from a substantial increase in deferred financing costs in connection with the refinance of our vault cash. Also, noncash compensation increased substantially as a result of the issuance of options to purchase our common stock.

     Our revenues as a whole decreased by approximately 43% during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The Money Centers portfolio (consisting primarily of full-service casino contracts) decreased 27.5% or approximately $3.6 million. We lost approximately $1.3 million in revenues from the loss of the Sycuan contract which terminated on May 9, 2006 and approximately $200,000 from the loss of the Campo contract in October 2006. While The Available Money portfolio (consisting of ATM contracts) decreased 65.6% or $4 million. This reflected a decision to terminate unprofitable contracts from the Available Money portfolio.

     Our cost of services decreased as a result of our lower revenues.

     Our selling, general and administrative expenses decreased by approximately $80,000 during the three months ended March 31, 2007 primarily due to decreased legal expenses, decreased marketing, decreased travel and a decrease in the amount paid for trade shows. Other selling, general and administrative expenses were relatively unchanged from the three months ended March 31, 2006.

     Our interest expense decreased $153,094 during the three months ended March 31, 2007 mostly due to a decrease in the interest rate we are paying on our long-term debt as a result of the refinance that took place in December 2006. In addition, we did not incur any non-cash interest expense as we did in 2006 relating to the bridge notes that were raised in 2005.


Off-Balance Sheet Arrangements

     There were no off-balance sheet arrangements during the fiscal quarter ended March 31, 2007 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Changes in Financial Position, Liquidity and Capital Resources


                                      Three Months     Three Months
                                      Ended March 31, Ended March 31,
                                        2007 ($)          2006($)
                                      (Unaudited)        (Unaudited)  Change ($)

Net Cash Used in Operating Activities   (479,084)        (144,244)    (334,840)
Net Cash Used in Investing Activities    (61,195)         (69,706)       8,511
Net Cash Used in Financing Activities   (583,637)      (1,615,620)   1,031,983

     Net cash used in operations increased by approximately $335,000, primarily due to a increase in our net loss.


     Net cash used in financing activities decreased during the three months ended March 31, 2007 primarily due to reductions in the utilization of short-term lines of credit.

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


     On September 10, 2004, we borrowed $210,000 from the father of our chief executive officer to pay an advance on commissions to a new casino customer. This loan bears interest at 10% per annum, payable monthly. We currently are making $5,000 principal payments per month. The current principal balance outstanding is $15,000. In addition, we issued the lender warrants to purchase 50,000 shares of our common stock at an exercise price of $.33 per share.

     Though we anticipate our operating profits will be sufficient to meet our current obligations under our credit facilities, if we become unable to satisfy these obligations, then our business may be adversely affected as the lender will have the right to sell our assets to satisfy any outstanding indebtedness under our line of credit loan or our term loan that we are unable to repay.


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


Due to our accumulated deficit of $22,043,560 as of March 31, 2007 and our net loss and cash used in operations of $1,223,392 and $479,084, respectively, for the period ended March 31, 2007. At the end of the year 2006, our independent auditors have raised substantial doubt about our ability to continue as a going concern. While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow for 2007 or at any time in the future.


Item 3 - Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

     As of March 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher M. Wolfington, our Chief Executive Officer and Jason P. Walsh, our Chief Financial Officer. Based upon that evaluation, Mr. Wolfington and Mr. Walsh concluded that our disclosure controls and procedures are effective.

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

         Changes in Internal Controls

     There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out this evaluation

PART II - OTHER INFORMATION

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

The parties in this matter reached a settlement in principal which is in the drafting stage. The court, having been notified of the settlement, dismissed the action on March 12, 2007. Pursuant to the terms of the settlement agreement, Money Centers of America, Inc. ("MCA") will pay Lake Street Gaming, LLC ("Lake Street") a total of $160,000.00. Under the agreement reached, MCA made an initial payment of $30,000.00 followed by monthly payments of $4,333.33 for thirty (30) months. The settlement also requires that certain stock be held in escrow and has a contingency for early payment.

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

     In February, 2007, we issued an aggregate of 1,833 shares of our common stock to 2 employees in lieu of a portion of cash bonuses otherwise due to them at an effective price of $0.54 per share in a transaction under Rule 701 under the Securities Act.

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

14 Code of Ethics (incorporated by reference to Exhibit 14 of Form 10-KSB filed on July 13, 2004).

21       Subsidiaries of Money Centers of America, Inc.

31.1 Certification dated May 21, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.

31.2 Certification dated May 21, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason P. Walsh, Chief Financial Officer.

32 Certification dated May 21, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Christopher M. Wolfington, Chief Executive Officer and Jason P. Walsh, Chief Financial Officer.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MONEY CENTERS OF AMERICA, INC.




Date:  May 21, 2007                 By:  /s/ Christopher M. Wolfington
                                         ---------------------------------
                                         Christopher M. Wolfington
                                         Chief Executive Officer




Date:  May 21, 2007                 By:  /s/ Jason P. Walsh
                                         ---------------------------------
                                         Jason P. Walsh
                                         Chief Financial Officer