Form 10QSB
period 2007-06-30
MONEY CENTERS OF AMERICA, INC.
filed 2007-08-20
CIK 1165271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Quarter ended June 30, 2007

                                       OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        For the transition period from               to
                                       -------------    --------------

                         Commission File No. 000-49723

                           Money Centers of America, Inc.
--------------------------------------------------------------------------------

       (Exact Name of Small Business Issuer as Specified in its Charter)

Delaware                                            23-2929364
-------------------------------          ---------------------------------------
(State  or Other  Jurisdiction           {I.R.S Employer Identification No.}
 of  Incorporation  or
      Organization)

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

Yes         X                       No
       --------------------               -----------

         As of August 20, 2007 30,769,853 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding.

                         MONEY CENTERS OF AMERICA, INC.
                      QUARTERLY PERIOD ENDED JUNE 30, 2007
                              INDEX TO FORM 10-QSB



                                                                            PAGE
                                                                             NO.
                                                                              --
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements
         Consolidated Balance Sheet at June 30, 2007 (unaudited)              1

         Consolidated Statements of Operations for the Three and Six Months
         Ended June 30, 2007 and 2006 (unaudited)                             2

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2007 and 2006 (unaudited)                                   3

         Notes to Consolidated Financial Statements (unaudited)               4

 Item 2. Management's Discussion and Analysis or Plan of Operation            20

 Item 3. Controls and Procedures                                              29

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                                   30

 Item 2.  Changes in Securities and Use of Proceeds                           30

 Item 3.  Defaults Upon Senior Securities                                     31

 Item 4.  Submission of Matters to a Vote of Security Holders                 31

 Item 5.  Other Information                                                   31

 Item 6.  Exhibits                                                            31

 Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                        MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEET
                                                         JUNE 30, 2007
                                                          (UNAUDITED)


                                                             ASSETS

Current assets:
    Restricted cash                                                                               $ 3,108,284
    Accounts receivable                                                                                18,254
    Prepaid expenses and other current assets                                                         286,448
                                                                                                   -----------
      Total current assets                                                                          3,412,986

Property and equipment, net                                                                           941,418

 Other assets
    Intangible assets, net                                                                          1,305,573
    Deferred financing costs                                                                          859,726
    Deposits                                                                                           55,399
                                                                                                    ----------
      Total other assets                                                                            2,220,698
                                                                                                    ----------

      Total assets                                                                                $ 6,575,102
                                                                                                ==============

                                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                                $ 488,560
    Accrued interest                                                                                  105,087
    Accrued expenses                                                                                  634,935
    Current portion of capital lease                                                                  229,748
    Lines of credit                                                                                 2,437,399
    Due to officer                                                                                    234,813
    Commissions payable                                                                               695,074
                                                                                                   -----------
      Total current liabilities                                                                     4,825,616

Long-term liabilities:
    Capital lease, net of current portion                                                             463,135
    Note payable, related party                                                                     5,040,864
    Notes payable, net of debt discount                                                             2,533,304
                                                                                                   -----------
      Total long-term liabilities                                                                   8,037,303
                                                                                                   -----------
      Total Liabilities                                                                            12,862,919


Stockholders' Deficit:

    Preferred stock; $.001 par value, 20,000,000 shares authorized
      0 shares issued and outstanding                                                                       -
    Common stock; $.01 par value, 150,000,000 shares authorized
      30,769,853 shares issued and outstanding                                                        306,498
    Additional paid-in capital                                                                     16,008,533
    Accumulated deficit                                                                           (22,602,848)
                                                                                                  ------------
      Total stockholders' deficit                                                                  (6,287,817)
                                                                                                  ------------
      Total liabilities and stockholders' deficit                                                 $ 6,575,102
                                                                                                ==============

                               See accompanying notes to unaudited consolidated financial statements.
                                                                    1


                                      MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                          ----------------------------        ----------------------------
                                                               2007            2006              2007              2006
                                                          -----------       ----------        ----------       -----------

Revenues                                                  $ 2,209,754     $ 3,060,386       $ 4,379,436       $ 6,899,453

Cost of revenues                                            1,729,438       2,483,274         3,432,656         5,540,019
                                                          ------------     -----------       -----------       -----------

Gross profit                                                  480,316         577,112           946,780         1,359,434

Selling, general and administrative expenses                  432,879         500,975           960,263         1,108,632

Noncash Compensation                                           35,000          26,462           620,995            32,650

Depreciation and amortization                                 223,172          85,229           445,704           160,338
                                                           -----------      ----------        ----------        ----------

Operating income (loss)                                      (210,735)        (35,554)       (1,080,182)           57,814

Other income (expenses):

         Interest income                                        4,766           4,040             9,152             8,233
         Interest expense                                    (360,661)       (434,456)         (728,780)         (881,988)
         Noncash interest expense                                   -         (66,357)                -          (139,845)
         Other expenses                                             -        (128,376)                           (128,376)
                                                            ----------       ---------        ----------         ----------
                        Total interest expense, net          (355,895)       (625,149)         (719,628)       (1,141,976)
                                                            ----------       ---------        ----------         ----------

         Other income                                           6,837               -            16,625            19,152
                                                            ----------       ----------       ----------         ----------
                        Total other income                      6,837               -            16,625            19,152
                                                            ----------       ----------       ----------         ----------

Net loss                                                   $ (559,793)     $ (660,703)     $ (1,783,185)     $ (1,065,010)
                                                            ==========       ==========       ===========        =========

Net loss per common share - basic                             $ (0.02)        $ (0.03)          $ (0.06)          $ (0.04)
                                                            ===========      ==========       ===========        =========

Net loss per common share - diluted                           $ (0.02)        $ (0.03)          $ (0.06)          $ (0.04)
                                                            ===========      ==========       ===========        =========

Weighted Average Common Shares Outstanding During the period
     -Basic                                                30,769,853      25,321,805        30,704,190        25,283,079
                                                           ============    ============      ===========       ==========
     -Diluted                                              30,769,853      25,321,805        30,704,190        25,283,079
                                                           ============    ============      ===========       ==========

                                   See accompanying notes to unaudited consolidated financial statements.
                                                                  2


                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                Six Months Ended
                                                                        June 30,
                                                              -----------------------
                                                                 2007          2006
                                                              ---------     ---------

Cash flows from operating activities:
    Net loss                                                $(1,783,185)  $(1,065,010)
    Adjustments used to reconcile net loss to net cash
      (used in) provided by operating activities:
       Depreciation and amortization                            445,704       160,338
       Amortization of debt discount                                 -        131,585
       Issuance of warrants for services                             -          3,241
       Issuance of common stock for services                        990         3,938
       Issuance of stock options for services                   620,005        23,221
    Changes in operating assets and liabilities:
       Increase (decrease) in:
          Accounts payable                                      (11,104)     (268,928)
          Accrued interest                                       36,923        41,394
          Accrued expenses                                      (16,421)      145,508
          Commissions payable                                   (36,554)      (99,683)
       (Increase) decrease in:
          Prepaid expenses and other current assets             (15,850)       24,115
          Accounts receivable                                    11,930       210,154
          Deposits                                                   -         (2,579)
                                                              ----------    ----------
Net cash used in operating activities                          (747,562)     (692,706)
                                                              ----------    ----------
Cash flows from investing activities:
    Purchases of property and equipment                         (30,572)       (9,579)
    Cash paid for acquisition and intangible assets            (136,958)     (117,500)
                                                              ----------    ----------
Net cash used in investing activities                          (167,530)     (127,079)
                                                              ----------    ----------
Cash flows from financing activities:
    Net change in lines of credit                              (607,777)   (1,909,153)
    Payments on capital lease obligations                            -        (40,372)
    Advances to officer                                         (59,317)     (120,306)
    Proceeds from notes payable                                  81,329        75,000
    Payments on notes payable                                   (15,696)      (81,897)
    Exercise of stock options and warrants                        5,454         1,150
                                                              -----------   ----------
Net cash used in financing activities                          (596,007)   (2,075,578)
                                                              -----------   ----------
NET DECREASE IN CASH                                         (1,511,099)   (2,895,363)


CASH, beginning of period                                     4,619,383     6,264,848
                                                            ------------   -----------
CASH, end of period                                         $ 3,108,284   $ 3,369,485
                                                            ============   ===========

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                $   728,780   $    881,988
                                                            ============   ============

Supplemental disclosure on non-cash investing and financing activities:

    Acquisition of software                                 $        -    $         -
                                                            ============   ===========
    Acquisition of equipment under capital lease            $        -    $    292,915
                                                            ============   ===========
    Exchange for reduction in note payable due to litigation$        -    $         -
                                                            ============   ===========
    Exchange for reduction in loan payable due to litigation$        -    $         -
                                                            ============   ===========
    Reduction of loan payable officer in exchange for relate$   175,000   $    743,750
                                                            ============   ===========
    Record beneficial conversion feature for convertible debt
    Detachable warrants                                     $        -    $     10,305
                                                            ============   ===========
    Settlement with vendor                                  $        -    $         -
                                                            ============   ===========
    Record beneficial conversion feature for convertible
    debt and detachable warants                             $        -    $         -
                                                            ============   ===========
    Issuance of warrants to lender                          $        -    $         -
                                                            ============   ===========

            See accompanying notes to unaudited consolidated financial statements.

                                        3

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007

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

(A )    Basis of Presentation

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2007, the balance exceeded the federally insured limit by $3,347,940. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007

Additionally, the Company had $30,000 maintained under a compensating balance agreement. The $30,000 is retained due to potential dishonorment of bad checks that are unforeseen. There is an informal agreement between our bank and our lender that requires this compensating balance agreement.

 (F )    Restricted Cash

Restricted cash is the balance of cash that is in the Company's bank accounts and network that is used as collateral for our asset based lender (See Note 3). The Company does not have access to this cash unless there is an amount over and above the required amount of collateral. In order to pay operating expenses, the Company requests that the asset based lender transfer funds into the Company's unrestricted cash accounts. The restricted cash balance at June 30, 2007 was $3,108,284.

(G )    Accounts Receivable

Accounts receivable arise primarily from ATM, credit card advances and check cashing services provided at casino locations. Concentration of credit risk related to ATM and credit card advances are limited to the processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card advances. Accordingly, no allowance was considered necessary at June 30, 2007 and 2006.

(H )    Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Equipment consists primarily of cash access devices and computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from five to seven years.

(I )    Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. There were no impairment charges taken during the periods ended June 30, 2007 and 2006.

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007

(J )    Intangibles and Related Impairment

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

The Company makes ongoing evaluations of the recoverability of its capitalized internal use software and Web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values. If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values. At June 30, 2007 and 2006, no such write-offs were required.

At June 30, 2007, the net book value of capitalized software was $1,305,573. Amortization expense for the periods ended June 30, 2007 and 2006 was $3,363 and $3,916, respectively.

(L )    Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the term of the related debt. At June 30, 2007, the gross amount of deferred financing costs was $1,299,183 and related accumulated amortization was $439,456. At June 30, 2007 the Company reflects in the accompanying consolidated balance sheet net deferred financing costs of $859,726. Amortization of deferred financing costs was $289,821 and $24,836 at June 30, 2007 and 2006, respectively.

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007

(M )    Derivative Liabilities

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

(N )    Revenue Recognition

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

         (1 )    ATM's and Credit Cards

Fees earned from ATM and credit card advances are recorded on the date of transaction.

         (2 )    Check Cashing

Revenue is recorded from fees on check cashing services on the date the check is cashed. If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment. If the bank honors it, the amount of the check is recognized as a negative bad debt expense. Based on the quick turnaround of the check being returned by the bank on which it is drawn and the resubmission to the bank for payment, the Company feels this method approximates the allowance method, which is a Generally Accepted Accounting Principle. Based upon past history no allowance was considered necessary at June 30, 2007 and 2006, respectively.

(O )    Cost of Revenues

The cost of revenues primarily includes commissions paid, non management wages, employee benefits, bad debts, rents paid to contract lessors, transaction processing costs, cash replenishment fees, non-capitalizable operating lease fees for ATM's and repairs and maintenance of ATM's.

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007

(P )    Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the periods ended June 30, 2007 and 2006 were $20,249 and $38,103, respectively.

(Q )    Income Taxes

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

(R )    Fair Value of Financial Instruments

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

(S )    Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at June 30, 2007 and 2006, respectively. Accordingly, the basic and diluted EPS are the same.

At June 30, 2007 and 2006 there were 13,090,780 and 6,588,056 shares of issuable common stock underlying the options, warrants and convertible debt securities, respectively.

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

The following table summarizes all common stock equivalents outstanding at June 30, 2007 and 2006, respectively.

                                                 2007           2006
                                                 ----           ----
     Common stock options                     9,013,280       3,492,500
     Common stock warrants                    4,077,500       1,540,000
     Convertible notes payable                    -           1,555,556
                                             -----------     -----------
     Total Common Stock Equivalents          13,090,780       6,588,056
                                             ===========     ===========

(T )    Stock Based Compensation

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

During the first six months of 2007, the Company granted 1,265,000 options to employees that were accounted for pursuant to SFAS No. 123(R) and 123, respectively.

During the first six months of 2007, the Company granted 900,000 warrants to non-employees that were accounted for pursuant to SFAS No. 123(R) and 123, respectively.


                                                         Six Months Ended
                                                             June 30,
                                                       --------------------
                                                       2007            2006
                                                       ----            ----
Net loss - as reported                              $(1,783,185)   $(1,065,010)
Add:    stock-based     employee     compensation
determined under the fair value method                      -              -

Less:     stock-based    employee    compensation
determined  under the intrinsic value method (APB
#25)                                                        -              -
                                                    ------------    ------------
Net loss                                             (1,783,185)    (1,065,010)
                                                    ============    ============
Basic and Diluted loss per share-as reported        $   (0.06)     $    (0.04)

Basic and Diluted  loss per share-pro forma         $   (0.06)     $    (0.04)

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007

2. UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying unaudited consolidated financial statements for the interim periods reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the unaudited consolidated financial position, operating results and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2006 and notes thereto contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for the full year ending December 31, 2007.

3. NOTES PAYABLE

Notes payable at June 30, 2007 consisted of the following:

--------------------------------------------------------------------------------
In December 2006 the Company borrowed an aggregate
$4,750,000 from a related party, Baena Advisors, LLC
("Baena"), evidenced by a promissory note. Baena is
owned  by  Sean  Wolfington,  the  brother  of  our
Chief  Executive  Officer  and Chairman.  Interest                 5,040,864
on the note is payable  monthly  and bears  interest
at 30-day LIBOR plus 13% per annum.  In April 2007,
the Lender paid off a bridge loan in the amount of
$290,864 which included principal and all accrued
interest,  and added it to the principal  amount of
this note.  Monthly  payments  consist of interest only
with the full amount of the note due on February 28, 2009.
--------------------------------------------------------------------------------

In December 2006 the Company borrowed an aggregate
$2,525,000 from Mercantile Capital, LLP, as evidenced
by a promissory note. Interest on the note is payable              2,525,000
monthly and bears interest at a rate of 12.75% per
annum. Monthly payments consist of interest only with
the full amount of the note due at the end of the
two year term.
--------------------------------------------------------------------------------
In June 2007 the Company borrowed $9,000 from a
family member of our chief executive  officer.
The  note  bears interest at 8% per annum and is payable               8,304
monthly, beginning June 1, 2007.
--------------------------------------------------------------------------------
Notes Payable                                                    $ 7,574,168
--------------------------------------------------------------------------------

During the second quarter of 2007, the Company reflected aggregate principal repayments of $15,696 for all non-convertible promissory notes.

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007

At June 30, 2007, the Company had the following outstanding accrued interest payable for all debt instruments:


Interest accrued on Notes Payable and Lines of Credit                  103,147

Interest accrued on non convertible related note                         1,940
                                                               -----------------
Total accrued interest payable, Convertible notes                     $105,087
                                                               =================

4. CAPITAL LEASES

Capital lease obligations at June 30, 2007 consisted of the following:


Obligation under capital lease, imputed interest rate at         $      20,482
12.78%; due May 2007; collateralized by equipment
Obligation under capital lease, imputed interest rate at                27,958
8.21%; due December 2009; collateralized by equipment
Obligation under capital lease, imputed interest rate at                27,958
8.21%; due December 2009; collateralized by equipment
Obligation under capital lease, imputed interest rate at                59,208
7.95%; due March 2010; collateralized by equipment
Obligation under capital lease, imputed interest rate at 8.3%;          10,704
due March 2010; collateralized by equipment
Obligation under capital lease, imputed interest rate at                20,943
11.63%; due July 2010; collateralized by equipment
Obligation under capital lease, imputed interest rate at                53,602
9.74%; due July 2010; collateralized by equipment
Obligation under capital lease, imputed interest rate at                10,738
14.53%; due March 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at                42,537
15.15%; due March 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at                44,502
8.61%; due April 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at                27,751
8.61%; due April 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at                53,990
8.61%; due March 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at                22,136
8.61%; due March 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at               131,679
8.25%; due August 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at               100,063
5.060%; due September 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at                19,301
8.33%; due October 2011; collateralized by equipment
Obligation under capital lease, imputed interest rate at                19,331
8.23%; due September 2011; collateralized by equipment
Less: current maturities                                              (229,748)
                                                                    ------------
Long term obligation, net of current portion                     $     463,135
                                                                    ============

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007

5. DUE TO OFFICER

During the first quarter of 2007, the Company issued a note to its CEO totaling $175,000. The note was issued in payment of the CEO's 2006 guaranteed bonus. This loan and other notes to our CEO bear interest at 10%, are unsecured and due on demand. The outstanding principal and related accrued interest balance at June 30, 2007 was $236,753. Of the total, $1,940 represented accrued interest payable.


6. LINES OF CREDIT

Lines of credit at June 30, 2007 consisted of the following:

 Line of credit, interest is payable monthly
 at 9% per annum, the line is unsecured and
 due on demand.  This line has been                                 $  922,827
 established with one of our casino customers.

 Line of  credit,  non-interest  bearing,
 the  line is  unsecured  and due on demand.
 This line has been established with one of                          1,124,372
 our casino customers.

 Line of credit, the line is unsecured and
 due on demand.  The Company pays a fixed stated
 amount of interest  totaling $1,000 per month.
 The payments are recorded  and charged to
 interest  expense.  This line has been established                    390,200
 with one of our casino customers.  At  June
 30, 2007, the  Company  had recorded related
 accrued interest payable of $1,000 in connection
 with this line of credit.
                                                       -------------------------

Lines of Credit                                                     $2,437,399
                                                       =========================


7. STOCKHOLDERS' DEFICIT

Six Months Ended June 30, 2007

(A )  Common Stock Issuances

     (1 )  Cash

       None

     (2 )  Services

       In February 2007, the Company issued 1,833 shares of common stock to employees for services rendered. The Company valued the shares at the fair price on the date of issuance which was $0.54 per share based on the quoted closing trading price and recorded non-cash compensation expense of $990.


     (3 )  Exercise of Options/Warrants

       In February 2007, 2 directors exercised 200,000 options at $0.01 per share. The Company received proceeds of $2,000 from the transaction and issued 200,000 shares of common stock.

       In February 2007, our CFO/COO exercised 12,500 warrants at $0.01 per share. The Company received proceeds of $125 from the transaction and issued 12,500 shares of common stock.

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007

       In March 2007, a former employee exercised 12,500 options at $0.33 per share. The Company received proceeds of $4,125 from the transaction and issued 12,500 shares of common stock.

(B )  Accrued Penalty Shares

       At June 30, 2007, pursuant to the terms of a prior common stock offering with registration rights, the Company has accrued penalties in the amount of 142,500 shares with respect to a delay in registering shares sold in a prior common stock offering. The Company has valued these shares at $81,048 based on the quoted closing trading price every two weeks when the penalty accrued. The fair value of the penalty has been recorded as a component of accrued expenses.


(C )    Stock Options

The Company follows SFAS No. 123(R) for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock option and warrant activity with employees and non-employees during 2007:

(1 )    Option Grants - Employees

       In February 2007, 500,000 options at an exercise price of $0.38 per share were issued to the Company's CFO/COO pursuant to his employment agreement. 250,000 options vest July 1, 2007 and 250,000 options vest December 31, 2007.

       In February 2007, 100,000 options at an exercise price of $0.38 per share were issued to an employee and vested immediately. The Company valued these shares using the Black-Scholes valuation model at $52,200 and accordingly booked a non-cash compensation expense in the same amount.

       In March 2007, 400,000 options at an exercise price of $0.01 per share were issued to our non-employee directors according to their compensation arrangements. The Company valued these shares using the Black-Scholes valuation model at $246,800 and accordingly booked a non-cash compensation expense in the same amount.

       In March 2007, 265,000 options at an exercise price of $0.38 per share were issued to 5 employees according to management and the board of directors for additional compensation. The Company valued these shares using the Black-Scholes valuation model at $158,205 and accordingly booked a non-cash compensation expense in the same amount.

       In June 2007, 100,000 options at an exercise price of $0.42 per share vested according to an executive's employment agreement. The Company valued these shares using the Black-Scholes valuation model at $35,000 and accordingly booked a non-cash compensation expense in the same amount.

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007

(2 )    Options/ Warrants Exercised - Employees

       In February 2007, 2 directors exercised 200,000 options at $0.01 per share. The Company received proceeds of $2,000 from the transaction and issued 200,000 shares of common stock.

       In February 2007, our CFO/COO exercised 12,500 warrants at $0.01 per share. The Company received proceeds of $125 from the transaction and issued 12,500 shares of common stock.

       In March 2007, an employee exercised 12.500 options at $0.33 per share. The Company received proceeds of $4,125 from the transaction and issued 12,500 shares of common stock.

(3 )    Option Forfeitures - Employees

     None


 (4 )    Weighted Average Assumptions for 2007 Option Grants - Employees

     None

Employee stock option activity for the six months ended June 30, 2007 are summarized as follows:

                               Number of Shares  Weighted Average Exercise Price
                              ------------------ -------------------------------

Outstanding at December 31, 2006    7,960,780                 $.10
   Granted                          1,265,000                  .11
   Exercised                         (212,500)                 .01
   Cancelled/Expired                       -                     -
                              ------------------ -------------------------------
Outstanding at June 30, 2007        9,013,280                 $.10
                              ================== ===============================

The following table summarizes the Company's employee stock options outstanding at June 30, 2007:

                                  Options Outstanding
                                  -------------------
    Range of Exercise                    Weighted Average     Weighted Average
    Price                   Number        Remaining Life        Exercise Price
    -----------------     ----------     ----------------     ----------------

        .01                7,245,780         6.52-9.50               .01
     .26 - .33               302,500         0.50-9.39               .28
     .38 - .42             1,065,000         6.96-9.67               .21
     .70 - .77               212,500         6.84-7.56               .75
    2.00 - 2.28              187,500         5.92-6.35              2.11
                         ------------                          ----------------
                           9,013,280                                 .10
                         ============                          ==============


At June 30, 2007, 9,013,280 stock options are exercisable with a weighted average exercise price of $.10 except 500,000 at $0.38.


                                       14
                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007
(D)      Warrants

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


Warrant activity for the period ended June 30, 2007 is summarized as follows:

                                                 Number of   Weighted  Average
                                                 Shares        Exercise Price
                                             -------------   -----------------
Outstanding at December 31, 2006                3,565,000           $1.13

  Granted                                         900,000             .12
  Exercised                                       (12,500)            .01
  Cancelled                                      (375,000)           4.00
                                             -------------   -----------------
Outstanding at June 30, 2007                    4,077,500           $0.64
                                             =============   =================

                              Warrants Outstanding
           -----------------------------------------------------------
Range of Exercise                        Weighted Average    Weighted Average
    Price                Number           Remaining Life      Exercise Price
------------------  ---------------      -----------------  --------------------
     .01                2,277,500            5.29-9.50                .01
   .30-.37                870,000            2.20-0.60                .23
     .40                   15,000               8.26                  .40
     .44                   15,000               8.26                  .44
   .47-.51                 30,000            8.18-8.26                .49
     .70                  300,000               9.60                  .00
     1.00                  75,000               1.00                 1.00
     2.40                 112,500            1.33-5.76               2.40
  4.00-6.00               382,500            0.25-1.00               5.35
                        ---------
                        4,077,500
                        =========

All outstanding warrants are exercisable at June 30, 2007 except for 300,000 at $0.37 vesting in January 2008, 300,000 at $0.70 vesting in January 2009, and 1,000,000 at $0.01 vesting in December 2007.

8. COMMITMENTS AND CONTINGENCIES

   (1 )  Operating Leases

      In connection with converting all of the Available Money ATM's, the Company now pays rent to various mall properties where it has ATM machines. These monthly rents average $22,500 per month.

      The Company is party to a 39-month lease agreement pursuant to which it rents office space in Pennsylvania at a monthly rent of $2,635. This Lease expires February 2008.

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007

      The Company's total rent expense under operating leases was $170,924 and $238,823 for the six months ended June 30, 2007 and 2006, respectively.

   (2 )  Casino Contracts

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

   As of June 30, 2007 the Company has recorded $390,457 of accrued commissions on casino contracts.

   Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

(3 )  Employment Agreements

     (A )  CEO

         (1 )  Employment Agreement

           In January 2004, the Company entered into a five-year employment agreement with its Chairman, President and Chief Executive Officer. In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors ) (the "Base Salary"), the employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar year (the "Guaranteed Bonus" ) and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus"). Pursuant to his employment agreement, the officer is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement. Effective March 2006, the Company amended the executive's agreement to reduce his guaranteed bonus for 2005 from 50% of his salary to 12.5% of his salary. At June 30, 2007, the Company had accrued $87,500 for bonus.


           (2 )    Commissions Payable

           The Company pays sales commissions to sales persons closing various contracts. The CEO was paid $2,017 in sales commissions for the first six months of 2007.

     (B )  CFO/COO

          In March 2007, the Company entered into an amended and restated employment agreement, dated March 1, 2007 which amended and restated the employment agreement, dated June 14, 2005, by and between the Company and its Chief Financial Officer. Mr. Walsh shall serve as the Company's Chief Financial Officer and Chief Operating Officer.

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007

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


(4 )  Litigation

On or about July 6, 2007, The Campo Band of Kumeyaay Indians d/b/a The Golden Acorn Casino (the "Casino"), filed with the Superior Court of the State of California for the County of San Diego, a Petition to Compel Arbitration (the "Petition"). Through the Petition, the Casino seeks to compel Money Centers of America, Inc. ("MCA") to participate in arbitration before JAMS in San Diego. If successful, the Casino will file its Demand for Arbitration seeking in excess of $922,826 in damages which it claims resulted from MCA's breach of the Financial Service Agreement that was executed by the parties. MCA is contesting the Petition and believes the arbitration should be heard in Philadelphia. If MCA is compelled to participate in arbitration, it will file a counterclaim against the Casino and a Demand for Arbitration against Ralph Goff, the tribe Vice Chairman, individually, for its significant damages that resulted from the Casino's wrongful termination of the Financial Service Agreement.

On March 2, 2007, the trial of Ameristar Casino v. Money Centers of America and Available Money was held in Gilpin County District Court. Ameristar Casino alleged that they permitted Defendants to operate their ATM's on its property and that Defendants never paid the plaintiff the agreed-upon fee structure for those ATM's. Ameristar Casino alleged that Defendants breached their agreement with Plaintiff by refusing to make payments for the ATM's on casino premises in January and February, 2005. In addition, Ameristar Casinos also alleged that Defendants' ATM's on casino premises in January and February, 2005 generated revenue which conferred a benefit on Defendants that would be inequitable for Defendants to retain without payment of its value to Plaintiff. The one-day trial concluded on March 2, 2007. The Court ruled in favor of Money Centers on the Plaintiff's breach of contract claim. The Court ruled against money Centers on the Plaintiff's unjust enrichment claim and a judgment was entered in the amount of $56,879 plus statutory interest in favor of the Ameristar Casinos. This matter was subsequently resloved and settled with the payment of $50,000 by Money Centers to Ameristar.

On or about November 8, 2006, Plaintiffs GFM LLC, The Grove Cinemas, LLC and the Commons at Calabasas, LLC (collectively, "Plaintiffs") filed a Complaint against Available Money, Inc. and Money Centers of America (collectively, "MCA"), alleging that MCA breached lease agreements executed on February 15, 2002 and January 7, 2004. On or about March 1, 2007, another Defendant, Samuel Freshman, cross-complained against MCA. Under the agreements, MCA rented from Plaintiffs a portion of certain locations for purposes of an ATM machine. Due to Money Centers' acquisition of Available Money, Inc, the original party to the lease, Plaintiffs alleged that the transfer was "unpermitted" and therefore a breach of the lease. Further, Plaintiffs alleged MCA's failed to pay rental obligations. MCA denied the allegations. All parties in this litigation have settled, and all the claims against Money Centers are in the process of being dismissed. (See
Note 12 - Subsequent Events)

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007

9. CUSTOMER CONCENTRATIONS

For the six months ended June 30, 2007, approximately 63% of total revenues were derived from operations at two full service casinos. Two other customers represented approximately 21% of our total revenues for the six months ended June 30, 2007.


10. CASH RENTAL PROGRAM AND RELATED INTEREST EXPENSE

Included in interest expense are monies owed to an unrelated vendor for interest charges. The interest is based on the amount of cash in the Company's Available Money ATM machines and network and is calculated on a daily basis. The balance of this cash funded by the bank in the Company's ATM machines at June 30, 2007 was approximately $946,500. The interest rate on the $946,500 is prime plus zero. Effectively the Company rents this cash. The Company does not reflect this cash as an asset or the loan as a liability on its balance sheet at June 30, 2007. Interest expense from this cash was $68,346 for the six months ended June 30, 2007.

11. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $1,412,630, a stockholders' deficit of $6,287,817 and an accumulated deficit of $22,602,848 at June 30, 2007. The Company also reflected a net loss of $1,783,185 and net cash used in operations of $747,562, for the six months ended June 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

12. SUBSEQUENT EVENTS

On July 13, 2007, the Company entered into an Agreement of Compromise and Settlement with GFM, LLC, The Grove Cinemas, LLC and the Commons at Calabasas, LLC (collectively, "Plaintiffs"). In order to bring about the full and final resolution of the Dispute, the Parties agreed that the Company shall pay to plaintiffs the sum of $120,000. Payments to be made are $5,000 on July 16, 2007, $10,000 on August 13, 2007, and the balance of $105,000 to be paid monthly in the amount of $2,917, commencing on September 1, 2007 and continuing until August 1, 2010.

On or about July 18, 2007, the Company entered into a Renewal of Financial Services Agreement with its largest casino customer. The contract renewal is valid through February 1, 2010.

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

Current Overview

         Our core business of providing single source full service cash access services in the gaming industry continues to be the major source of our revenue and profits in 2007. We have also launched several new services in the last 21 months, such as OnSwitchTM and Omni Network that have helped to differentiate our product offering in the marketplace. Our core business generates revenues from transaction fees associated with each unique service we provide, including ATMs, credit card advances, POS Debit, check cashing, markers and various other financial instruments. We receive our fees from either the casino operator or the consumer who is requesting access to their funds. The pricing of each transaction type is determined by evaluating risk and costs associated with the transaction in question. Accordingly, our transaction fees have a profit component built into them. Furthermore, reimbursement for electronic transactions are guaranteed by the credit or debit networks and associations that process the transactions as long as procedures are followed, thereby reducing the period of time that trade accounts receivable are outstanding to several days.

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

         This parallel strategy of sales and product development is capital intensive and presents substantial risk. There is no guarantee that we will be able to manage all three strategies effectively.

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

Results of Operations
Three Months Ended June 30, 2007 (Unaudited) vs. Three Months Ended June 30, 2006 (Unaudited)

                                           Three Months  Three Months
                                          Ended June 30, Ended June 30,
                                              2007         2006         Change
                                          ------------   ----------   ----------

Net Income (Loss)                           $ (559,793)  $ (660,703)  $ 100,910
Revenues                                     2,209,754    3,060,386    (850,632)
Cost of revenues                             1,729,438    2,483,274    (753,836)
     Commissions & Rents Paid                  934,621    1,401,814    (467,193)
     Wages & Benefits                          399,244      558,734    (159,490)
     Processing Fee & Service Charges          268,072      319,215     (51,143)
     Bad Debts                                  49,062       48,732         330
     ATM Lease Fees & Maintenance                7,031       49,302     (42,271)
     Cash Replenishment Services                23,270       33,802     (10,532)
     Other                                      48,138       71,675     (23,537)
Gross Profit                                   480,316      577,112     (96,796)
Selling, General and Administrative Expenses   432,879      500,975     (68,096)
     Contributions                               6,630        4,000       2,630
     Management Compensation                   173,750      173,750          -
     Marketing                                   7,346       12,879      (5,533)
     Professional Fees                         105,279       69,638      35,641
     Trade Show & Sponsorships                   2,362       46,651     (44,289)
     Travel                                     34,246       58,778     (24,532)
     Other                                     103,266      135,279     (32,013)
Noncash Compensation                            35,000       26,462       8,538
Depreciation and amortization                  223,172       85,229     137,943
Interest expense, net                         (355,895)    (496,773)   (140,878)
Other income (expenses)                          6,837     (128,376)   (135,213)


         Our net loss decreased by approximately $100,000 during the three months ended June 30, 2007 primarily due to a decrease in other expenses as we did not have the one time expenses related to the deinstallation of the Sycuan contract in May of 2006 combined with a decreases in interest expense and SG & A, offset by increased amortization expense resulting from amortization of deferred financing costs in connection with the refinance of our vault cash .

         Our revenues as a whole decreased by approximately 27.8% during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The Money Centers portfolio (consisting primarily of full-service casino contracts) decreased 25% or $610,000. We lost approximately $600,000 in revenues from the loss of the Sycuan contract which de-installed on May 9, 2006 and approximately $212,000 from the loss of the Campo contract in the 4th quarter 2006. We had the addition of $46,000 in revenues from new contracts, while the remaining Money Centers casinos had increased same store sales of 9% from same quarter last year. The Available Money portfolio (consisting of ATM contracts) decreased 44% or $239,634 due to termination of contracts.

         Our selling, general and administrative expenses decreased by approximately $68,000 during the three months ended June 30, 2007 primarily due to decreased trade show, travel and other expenses offset by an increase in legal expenses. Our depreciation and amortization expenses increased during the three months ended June 30, 2007 primarily due to the amortization of our financing cost related to the refinancing in December of 2006.

         Our interest expense decreased by approximately $141,000 during the three months ended June 30, 2007. Lower borrowing levels resulting from the termination of unprofitable contracts and the favorable refinancing in December 2006.

         Other income (expenses) in the second quarter of 2007 were approximatly $135,000 less than in 2006 as we had no expenses in 2007 equivalent to the 2006 one time expenses related to the closing down of our operations at the Syuan Casino of approximatly $130,000.

Six Months Ended June 30, 2007 (Unaudited) vs.
Six Months Ended June 30, 2006 (Unaudited)

                                            Six Months  Six Months
                                              Ended       Ended
                                            June 30,    June 30,
                                             2007 ($)    2006 ($)     Change ($)
                                            ----------  ----------   -----------
Net Loss                                    (1,783,185) (1,065,010)    (718,175)
Revenues                                     4,379,436   6,899,453   (2,520,017)
Cost of services                             3,432,656   5,540,019   (2,107,363)
     Commissions & Rents Paid                1,862,677   3,311,938   (1,449,261)
     Wages & Benefits                          828,276   1,176,903     (348,627)
     Processing Fee & Service Charges          524,533     688,868     (164,335)
     Bad Debts                                  60,118      61,939       (1,821)
     ATM Lease Fees & Maintenance               15,806     105,215      (89,409)
     Cash Replenishment Services                46,906      43,188        3,718
     Other                                      94,340     151,968      (57,628)
Gross Profit                                   946,780   1,359,434     (412,654)
Selling, General and Administrative Expenses   960,263   1,108,632     (148,369)
        Contributions                            9,630      13,500       (3,870)
     Management Compensation                   345,809     347,500       (1,691)
     Marketing                                  20,249      38,103      (17,854)
     Professional Fees                         183,702     163,538       20,164
     Seminars                                      -        10,597      (10,597)
     Trade Show & Sponsorships                  53,669     114,072      (60,403)
     Travel                                     92,139     130,364      (38,225)
     Other                                     255,065     290,958      (35,893)
Noncash Compensation                           620,995      32,650     (588,345)
Depreciation and amortization                  445,704     160,338     (285,366)
Interest expense, net                         (719,628)  1,013,600)    (293,972)
Other income (expenses)                         16,625    (109,224)    (125,849)

         Our net loss increased by approximately $720,000 for the six months ended June 30, 2007 primarily due to a decrease in revenue from the loss of the Sycuan and Campo contracts in 2006. In addition, an increase in amortization expense resulted from a substantial increase in deferred financing costs in connection with the refinance of our vault cash. Also, noncash compensation increased substantially as a result of the issuance of options to purchase our common stock.

         Our revenues as a whole decreased by approximately 36.5% during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The Money Centers portfolio (consisting primarily of full-service casino contracts) decreased 35% or $2,010,033. Approximately $2,000,000 of this reflected the loss of the Sycuan contract which de-installed on May 9, 2006 and approximately $415,000 reflected the loss of the Campo contract in the 4th quarter of 2006. We had the addition of $89,000 in revenues from new contracts, while the remaining Money Centers casinos had increased same store sales of 9% from same quarter last year. The Available Money portfolio (consisting of ATM contracts) decreased 46% or $509,066.

         Our selling, general and administrative expenses decreased by approximately $148,000 during the six months ended June 30, 2007 due to decreases in every category except legal. Our depreciation and amortization expenses increased during the six months ended June 30, 2007 primarily due to the amortization of our financing cost related to the recapitalization in December of 2006.

         Our interest expense decreased $293,972 during the six months ended June 30, 2007 mostly due to a decrease in the interest rate we are paying on our long-term debt as a result of the refinance that took place in December 2006. In addition, we did not incur any non-cash interest expense in 2007 as we did in 2006 relating to the bridge loans in 2005.

         Other income (expenses) in 2007 were approximatly $125,000 less because we did not have the one time expenses related to the closing down of our operations at the Syuan Casino of approximatly $130,000 as we did in 2006.


Off-Balance Sheet Arrangements

         There were no off-balance sheet arrangements during the fiscal quarter ended June 30, 2007 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.


Changes in Financial Position, Liquidity and Capital Resources


                                          Six Months     Six Months
                                         Ended June 30, Ended June 30,
                                           2007  ($)     2006($)
                                         (Unaudited)    (Unaudited)    Change($)
                                        --------------- -------------- ---------
Net Cash Used in Operating Activities     (747,562)      (692,706)        54,856
Net Cash Used in Investing Activities     (167,530)      (127,079)        40,451
Net Cash Used in Financing Activities     (596,007)    (2,075,578)   (1,479,571)

         Net cash used in operations increased by approximately $55,000, primarily due to a increase in our net loss.


         Net cash used in investing activities increased during the six months ended June 30, 2007 primarily due to increased investment in our postilion platform for OnSwitchTM.


         Net cash used in financing activities decreased during the six months ended June 30, 2007 primarily due to reductions in the utilization of short-term lines of credit.

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

         In September and October 2005 we borrowed $800,000 from individuals, including the uncle and brother of our Chief Executive Officer, pursuant to convertible notes that bore interest at 10% per annum and matured in September and October of 2006. All of this amount has been repaid, in part through a $300,000 increase in the Baena Advisors facility.

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

         On June 1, 2007, we borrowed $9,000 from a family member of our chief executive officer. The note bears interest at 8% per annum and is payable monthly, beginning June 1, 2007.

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

         Due to our accumulated deficit of $22,602,848 as of June 30, 2007 and our net losses and cash used in operations of $1,738,185 and $747,562, respectively, for the period ended June 30, 2007, our independent auditors have raised substantial doubt about our ability to continue as a going concern. While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow for 2007 or at any time in the future.


Item 3 - Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

         As of June 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher M. Wolfington, our Chief Executive Officer and Jason P. Walsh, our Chief Financial Officer. Based upon that evaluation, Mr. Wolfington and Mr. Walsh concluded that our disclosure controls and procedures are effective.

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

Item 1 - Legal Proceedings

On or about July 6, 2007, The Campo Band of Kumeyaay Indians d/b/a The Golden Acorn Casino (the "Casino"), filed with the Superior Court of the State of California for the County of San Diego, a Petition to Compel Arbitration (the "Petition"). Through the Petition, the Casino seeks to compel Money Centers of America, Inc. ("MCA") to participate in arbitration before JAMS in San Diego. If successful, the Casino will file its Demand for Arbitration seeking in excess of $922,826 in damages which it claims resulted from MCA's breach of the Financial Service Agreement that was executed by the parties. MCA is contesting the Petition and believes the arbitration should be heard in Philadelphia. If MCA is compelled to participate in arbitration, it will file a counterclaim against the Casino and a Demand for Arbitration against Ralph Goff, the tribe Vice Chairman, individually, for its significant damages that resulted from the Casino's wrongful termination of the Financial Service Agreement.

On March 2, 2007, the trial of Ameristar Casino v. Money Centers of America and Available Money was held in Gilpin County District Court. Ameristar Casino alleged that they permitted Defendants to operate their ATM's on its property and that Defendants never paid the plaintiff the agreed-upon fee structure for those ATM's. Ameristar Casino alleged that Defendants breached their agreement with Plaintiff by refusing to make payments for the ATM's on casino premises in January and February, 2005. In addition, Ameristar Casinos also alleged that Defendants' ATM's on casino premises in January and February, 2005 generated revenue which conferred a benefit on Defendants that would be inequitable for Defendants to retain without payment of its value to Plaintiff. The one-day trial concluded on March 2, 2007. The Court ruled in favor of Money Centers on the Plaintiff's breach of contract claim. The Court ruled against money Centers on the Plaintiff's unjust enrichment claim and a judgment was entered in the amount of $56,879 plus statutory interest in favor of the Ameristar Casinos. This matter was subsequently resolved and settled with the payment of $50,000 by Money Centers to Ameristar.

On or about November 8, 2006, Plaintiffs GFM LLC, The Grove Cinemas, LLC and the Commons at Calabasas, LLC (collectively, "Plaintiffs") filed a Complaint against Available Money, Inc. and Money Centers of America (collectively, "MCA"), alleging that MCA breached lease agreements executed on February 15, 2002 and January 7, 2004. On or about March 1, 2007, another Defendant, Samuel Freshman, cross-complained against MCA. Under the agreements, MCA rented from Plaintiffs a portion of certain locations for purposes of an ATM machine. Due to Money Centers' acquisition of Available Money, Inc, the original party to the lease, Plaintiffs alleged that the transfer was "unpermitted" and therefore a breach of the lease. Further, Plaintiffs alleged MCA's failed to pay rental obligations. MCA denied the allegations. All parties in this litigation have settled, and all the claims against Money Centers are in the process of being dismissed. We have agreed to pay the plaintiffs a total of $120,000, of which $15,000 has been paid and the remainder is payable in monthly installments of $2,917 through August 2010.

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

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         None.

Item 6 - Exhibits

3.1 Money Centers of America, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on October 19, 2004).
3.2 Money Centers of America, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 19, 2004).
4.1      Form of Specimen Stock Certificate.
10.1 Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 10-KSB filed on July 13, 2004).
10.2 Employment Agreement dated as of January 2, 2004 by and between iGames Entertainment, Inc. and Christopher M. Wolfington (incorporated by reference to Exhibit 10.1 of Form 10-KSB filed on
         July 13, 2004).
10.3 Amendment to Employment Agreement dated as of March 20, 2006 by and between Money Centers of America, Inc. and Christopher M. Wolfington(incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006 filed on May 22, 2006).
10.4 Amended and Restated Employment Agreement dated as of March 1, 2007, but effective December 31, 2006 by and between Money Centers of America, Inc. and Jason P. Walsh (incorporated by reference to Exhibit
         10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on June 21, 2007) (File No. 333-138150).
10.5 Credit and Security Agreement dated December 28, 2006 between Money Centers of America, Inc. and Baena Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 8, 2007).
10.6 $4,750,000 Promissory Note dated December 28, 2006 from Money Centers of America, Inc.to Baena Advisors, LLC (incorporated by reference to
         Exhibit 10.2 to the Current Report on Form 8-K filed January 8, 2007).
10.7 Amendment to Credit and Security Agreement dated December 28, 2006 between Money Centers of America, Inc. and Mercantile Capital, L.P.(incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 8, 2007).
10.8 $2,525,000 Amended and Restated Promissory Note dated December 28, 2006 from Money Centers of America, Inc. to Mercantile Capital, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed January 8, 2007).
14 Code of Ethics (incorporated by reference to Exhibit 14 of Form 10-KSB filed on July 13, 2004).
21       Subsidiaries of Money Centers of America, Inc.
31.1 Certification dated August 20, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.
31.2 Certification dated August 20, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason P. Walsh, Chief Financial Officer.
32 Certification dated August 20, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Christopher M. Wolfington, Chief Executive Officer and Jason P. Walsh, Chief Financial Officer.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MONEY CENTERS OF AMERICA, INC.




Date:  August 20, 2007                By:  /s/ Christopher M. Wolfington
                                           -----------------------------
                                           Christopher M. Wolfington
                                           Chief Executive Officer




Date: August 20, 2007                 By:  /s/ Jason P. Walsh
                                           -----------------------------
                                           Jason P. Walsh
                                           Chief Financial Officer

                                  Exhibit 31.1
         I, Christopher M. Wolfington, certify that:

         1. I have reviewed this Quarterly Report on Form 10-QSB of Money Centers of America, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

         4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

         5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 20, 2007                By:  /s/ Christopher M. Wolfington
                                           -----------------------------
                                           Christopher M. Wolfington
                                           Chief Executive Officer

                                  Exhibit 31.2
         I, Jason P. Walsh, certify that:

         1. I have reviewed this Quarterly Report on Form 10-QSB of Money Centers of America, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

         4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

         5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 20, 2007              By:  /s/ Jason P. Walsh
                                         --------------------------
                                         Jason P. Walsh
                                         Chief Financial Officer

                                  Exhibit 32.1
                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report on Form 10-QSB of Money Centers of America, Inc. (the "Company") for the fiscal quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher M. Wolfington, Chief Executive Officer and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  August 20, 2007               By:  /s/ Christopher M. Wolfington
                                          --------------------------------
                                          Christopher M. Wolfington
                                          Chief Executive Officer

Date:  August 20, 2007               By:  /s/ Jason P. Walsh
                                          --------------------------------
                                          Jason P. Walsh
                                          Chief Financial Officer



         This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

         A signed original of this written statement required by Section 906 of the Sarbanes Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.