Form 10QSB
period 2007-09-30
MONEY CENTERS OF AMERICA, INC.
filed 2007-11-19
CIK 1165271

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Quarter ended September 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission File No. 000-49723

                           Money Centers of America, Inc.
                  ---------------------------------------------

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware                                    23-2929364
------------------------------------       ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization


700 South Henderson Road, Suite 325, King of Prussia, PA 19406
------------------------------------------------------------------
(Address of Principal Executive Offices)

                                 (610) 354-8888
              -----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



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

         As of November 19, 2007 30,711,832 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding.

MONEY CENTERS OF AMERICA, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
INDEX TO FORM 10-QSB

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

          Item 1. Financial Statements
                  Consolidated Balance Sheet at September 30, 2007
(unaudited)                                                                   1
                  Consolidated Statements of Operations for the Three and
Nine Months Ended September 30, 2007 and 2006 (unaudited)                     2

                  Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2007 and 2006 (unaudited)                                 3

                  Notes to Consolidated Financial Statements (Unaudited)      4

          Item 2. Management's Discussion and Analysis or Plan of Operation  18

          Item 3. Controls and Procedures                                    26

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          26

         Item 2.  Changes in Securities and Use of Proceeds                  26

         Item 3.  Defaults Upon Senior Securities                            27

         Item 4.  Submission of Matters to a Vote of Security Holders        27

         Item 5.  Other Information                                          27

         Item 6.  Exhibits                                                   27

         Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

                                     ASSETS

Current assets:
    Restricted cash                                                $ 3,404,749
    Accounts receivable                                                 16,895
    Prepaid expenses and other current assets                          327,335
                                                                  -------------
      Total current assets                                           3,748,979

Property and equipment, net                                            878,352

 Other assets:
    Intangible assets, net                                           1,326,857
    Deferred financing costs                                           714,249
    Deposits                                                            55,397
                                                                  -------------
      Total other assets                                             2,096,503

                                                                  -------------
      Total assets                                                 $ 6,723,834
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                               $   543,255
    Accrued interest                                                   107,115
    Accrued expenses                                                   599,026
    Current portion of capital lease                                   122,382
    Lines of credit                                                  3,036,400
    Due to officer                                                     227,703
    Commissions payable                                                771,545
                                                                  -------------
      Total current liabilities                                      5,407,426

Long-term liabilities:
    Capital lease, net of current portion                              552,908
    Note payable, related party                                      5,040,864
    Notes payable, net of debt discount                              2,532,598
                                                                  -------------
      Total long-term liabilities                                    8,126,370

      Total Liabilities                                             13,533,796

Stockholders' Deficit:
    Preferred stock; $.001 par value, 20,000,000 shares authorized
      0 shares issued and outstanding                                        -
    Common stock; $.01 par value, 150,000,000 shares authorized
      30,771,832 shares issued and outstanding                         307,718
    Additional paid-in capital                                      16,204,517
    Accumulated deficit                                            (23,322,197)
                                                                  -------------
      Total stockholders' deficit                                   (6,809,962)
                                                                  -------------

      Total liabilities and stockholders' deficit                  $ 6,723,834
                                                                  =============



     See accompanying notes to unaudited consolidated financial statements.
                                        1

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                        --------------------------------  ----------------------------------
                                                             2007             2006             2007              2006
                                                        ----------------  --------------  ----------------  ----------------
Revenues                                                    $ 2,194,391     $ 2,598,863       $ 6,573,827       $ 9,498,316

Cost of revenues                                              1,718,472       2,069,719         5,151,128         7,609,738
                                                        ----------------  --------------  ----------------  ----------------
Gross profit                                                    475,919         529,144         1,422,699         1,888,578

Selling, general and administrative expenses                    412,554         433,080         1,372,817         1,541,713

Noncash Compensation                                            195,984           5,044           816,979            37,694

Depreciation and amortization                                   224,327          81,416           670,031           241,753

Settlement expenses                                               5,000               -             5,000                 -
                                                        ----------------  --------------  ----------------  ----------------

Operating income (loss)                                        (361,946)          9,604        (1,442,128)           67,418

Other income (expenses):

         Interest income                                          5,187           4,104            14,339            12,338
         Interest expense                                      (390,635)       (453,499)       (1,119,415)       (1,335,487)
         Noncash interest expense                                     -          (6,572)                -          (146,417)
         Other expenses                                               -               -                            (128,376)
                                                        ----------------  --------------  ----------------  ----------------
                        Total interest expense, net            (385,448)       (455,967)       (1,105,076)       (1,597,942)
                                                        ----------------  --------------  ----------------  ----------------

         Other income                                            28,046           3,500            44,671            22,652
                                                        ----------------  --------------  ----------------  ----------------
                        Total other income                       28,046           3,500            44,671            22,652
                                                        ----------------  --------------  ----------------  ----------------

Net loss                                                    $  (719,348)    $  (442,863)      $(2,502,533)      $(1,507,872)
                                                        ================  ==============  ================  ================

Net loss per common share - basic                           $     (0.02)    $     (0.02)      $     (0.08)      $     (0.06)
                                                        ================  ==============  ================  ================

Net loss per common share - diluted                         $     (0.02)    $     (0.02)      $     (0.08)      $     (0.06)
                                                        ================  ==============  ================  ================

Weighted Average Common Shares Outstanding During the period
     -Basic                                                  30,771,832      27,385,409        30,726,318        25,991,556
                                                        ================  ==============  ================  ================

     -Diluted                                                30,771,832      27,385,409        30,726,318        25,991,556
                                                        ================  ==============  ================  ================

     See accompanying notes to unaudited consolidated financial statements.

                   MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       UNAUDITED

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                           --------------------------
                                                                                              2007          2006
                                                                                           ------------  ------------
Cash flows from operating activities:
    Net loss                                                                              $ (2,502,533) $ (1,507,872)
    Adjustments used to reconcile net loss to net cash
      (used in) provided by operating activities:
       Depreciation and amortization                                                           670,031       241,753
       Amortization of debt discount                                                                 -       138,156
       Issuance of warrants for services                                                             -        15,782
       Issuance of common stock for services                                                       990         5,742
       Issuance of stock options for services                                                  815,989        23,221
    Changes in operating assets and liabilities:
       Increase (decrease) in:
          Accounts payable                                                                      43,592      (302,443)
          Accrued interest                                                                      38,951        40,389
          Accrued expenses                                                                     (52,330)      146,139
          Commissions payable                                                                   39,917      (107,206)
       (Increase) decrease in:
          Prepaid expenses and other current assets                                            (56,737)      (39,177)
          Accounts receivable                                                                   13,289       236,302
          Deposits                                                                                   -        (2,579)
                                                                                           ------------  ------------
Net cash used in operating activities                                                         (988,841)   (1,111,793)

Cash flows from investing activities:
    Purchases of property and equipment                                                        (45,141)      (90,116)
    Cash paid for acquisition and intangible assets                                           (159,458)     (253,190)
                                                                                           ------------  ------------
Net cash used in investing activities                                                         (204,599)     (343,306)

Cash flows from financing activities:
    Net change in lines of credit                                                               (8,776)     (461,216)
    Payments on capital lease obligations                                                      (17,592)     (152,960)
    Advances to officer                                                                        (66,427)     (208,848)
    Proceeds from notes payable                                                                 81,329        75,000
    Payments on notes payable                                                                  (16,402)     (779,092)
    Sale of common stock, net of $161,620 and $22,500 of offering costs, respectively                -     1,038,390
    Exercise of stock options and warrants                                                       6,674         1,400
                                                                                           ------------  ------------
Net cash used in financing activities                                                          (21,194)     (487,326)

NET DECREASE IN CASH                                                                        (1,214,634)   (1,942,425)

CASH, beginning of period                                                                    4,619,383     6,264,848
                                                                                           ------------  ------------
CASH, end of period                                                                       $  3,404,749   $ 4,322,423
                                                                                           ============  ============
Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                                              $  1,119,416   $ 1,335,487
                                                                                           ============  ============
Supplemental disclosure on non-cash investing and financing activities:

    Acquisition of software                                                               $          -   $         -
                                                                                           ============  ============
    Acquisition of equipment under capital lease                                          $          -   $   424,594
                                                                                           ============  ============
    Exchange for reduction in note payable due to litigation                              $          -   $         -
                                                                                           ============  ============
    Exchange for reduction in loan payable due to litigation                              $          -   $         -
                                                                                           ============  ============
    Reduction of loan payable officer in exchange for related accrual                     $    175,000   $    43,750
                                                                                           ============  ============
    Record beneficial conversion feature for convertible debt
    Detachable warrants                                                                   $          -   $    10,305
                                                                                           ============  ============
    Settlement with vendor                                                                $          -   $         -
                                                                                           ============  ============
    Record beneficial conversion feature for convertible debt and detachable warrants     $          -   $         -
                                                                                           ============  ============
    Issuance of warrants to lender                                                        $          -   $         -
                                                                                           ============  ============

     See accompanying notes to unaudited consolidated financial statements.
                                        3

                MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007


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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2007, the balance exceeded the federally insured limit by $3,980,442. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

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

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007



 (F)    Restricted Cash

Restricted cash is the balance of cash that is in the Company's bank accounts and network that is used as collateral for our asset based lender (See Note 3). The Company does not have access to this cash unless there is an amount over and above the required amount of collateral. In order to pay operating expenses, the Company requests that the asset based lender transfer funds into the Company's unrestricted cash accounts. The restricted cash balance at September 30, 2007 was $3,404,749.

(G)    Accounts Receivable

Accounts receivable arise primarily from ATM, credit card advances and check cashing services provided at casino locations. Concentration of credit risk related to ATM and credit card advances are limited to the processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card advances. Accordingly, no allowance was considered necessary at September 30, 2007 and 2006.

(H)    Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Equipment consists primarily of cash access devices and computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from five to seven years.

(I)    Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. There were no impairment charges taken during the periods ended September 30, 2007 and 2006.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007



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

The Company makes ongoing evaluations of the recoverability of its capitalized internal use software and Web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values. If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values. At September 30, 2007 and 2006, no such write-offs were required.

At September 30, 2007, the net book value of capitalized software was $1,326,857. Amortization expense for the periods ended September 30, 2007 and 2006 was $4,579 and $5,411, respectively.

(L)    Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the term of the related debt. At September 30, 2007, the gross amount of deferred financing costs was $1,299,183 and related accumulated amortization was $584,934. At September 30, 2007 the Company reflects in the accompanying consolidated balance sheet net deferred financing costs of $714,249. Amortization of deferred financing costs was $435,297 and $32,210 at September 30, 2007 and 2006, respectively.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007



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

         (2)    Check Cashing

Revenue is recorded from fees on check cashing services on the date the check is cashed. If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment. If the bank honors it, the amount of the check is recognized as a negative bad debt expense. Based on the quick turnaround of the check being returned by the bank on which it is drawn and the resubmission to the bank for payment, the Company feels this method approximates the allowance method, which is a Generally Accepted Accounting Principle. Based upon past history no allowance was considered necessary at September 30, 2007 and 2006, respectively.

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

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007



(P)    Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the periods ended September 30, 2007 and 2006 were $20,868 and $41,400, respectively.

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

(S)    Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at September 30, 2007 and 2006, respectively. Accordingly, the basic and diluted EPS are the same.

At September 30, 2007 and 2006 there were 13,213,280 and 6,218,611 shares of issuable common stock underlying the options, warrants and convertible debt securities, respectively.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

The following table summarizes all common stock equivalents outstanding at September 30, 2007 and 2006, respectively.

                                               2007              2006
                                               ----              ----
     Common stock options                     9,393,280       3,492,500
     Common stock warrants                    3,820,000       1,615,000
     Convertible notes payable                        -       1,111,111
                                             -----------     -----------
     Total Common Stock Equivalents          13,213,280       6,218,611
                                             ===========     ===========

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

During the first nine months of 2007, the Company granted 1,645,000 options to employees that were accounted for pursuant to SFAS No. 123(R).

During the first nine months of 2007, the Company granted 900,000 warrants to non-employees that were accounted for pursuant to SFAS No. 123(R).


                                                       Nine Months Ended
                                                        September 30
                                                      2007            2006
                                                      ----            ----
Net loss - as reported                            $(2,502,533)   $(1,507,872)
Add: stock-based employee compensation
determined under the fair value method                      -              -

Less: stock-based employee compensation
determined  under the intrinsic value method
(APB #25)                                                   -              -
Net loss                                           (2,502,533)    (1,507,872)

Basic and Diluted loss per share-as reported      $     (0.08)   $     (0.05)

Basic and Diluted  loss per share-pro forma       $     (0.08)   $     (0.05)

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007


2. UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying unaudited consolidated financial statements for the interim periods reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the unaudited consolidated financial position, operating results and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2006 and notes thereto contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full year ending December 31, 2007.

3. NOTES PAYABLE

Notes payable at September 30, 2007 consisted of the following:


------------------------------------------------------------------------------------ ---------------------------------
In December 2006 the Company borrowed an aggregate $4,750,000 from a related party, Baena Advisors, LLC ("Baena"), evidenced by a promissory note. Baena is
owned  by  Sean  Wolfington,  the  brother  of  our  Chief  Executive  Officer  and                         5,040,864
Chairman.  Interest  on the note is payable  monthly  and bears  interest at 30-day
LIBOR plus 13% per annum.  In April 2007,  the Lender paid off a bridge loan in the amount of $290,864 which included principal and all accrued interest,  and added it to the principal  amount of this note.  Monthly  payments  consist of interest only with the full amount of the note due on February 28, 2009.
------------------------------------------------------------------------------------ ---------------------------------
In December 2006 the Company borrowed an aggregate $2,525,000 from Mercantile
Capital, LLP, as evidenced by a promissory note. Interest on the note is payable monthly and bears interest at a rate of 12.75% per annum. Monthly payments consist of interest only with the full amount of the note due at the end of the
two year term.                                                                                              2,525,000
------------------------------------------------------------------------------------ ---------------------------------
In June  2007 the  Company  borrowed  $9,000  from a  family  member  of our  chief executive  officer.  The  note  bears  interest  at 8% per  annum  and  is  payable
monthly, beginning June 1, 2007.                                                                                7,598
------------------------------------------------------------------------------------ ---------------------------------
Notes Payable                                                                                             $ 7,573,462
------------------------------------------------------------------------------------ ---------------------------------

During the first nine months of 2007, the Company reflected aggregate principal repayments of $16,402 for all non-convertible promissory notes.


At September 30, 2007, the Company had the following outstanding accrued interest payable for all debt instruments:

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007


Interest accrued on Notes Payable and Lines of Credit
                                                                  105,241
Interest accrued on non convertible related note                    1,874
                                                             ------------
Total accrued interest payable, Convertible notes                $107,115
                                                             ============

4. CAPITAL LEASES

During the third quarter of 2007, the Company refinanced its outstanding capital leases with its ATM machine lender. Obligations under capital lease of $692,883 are now payable in sixty monthly installments of $15,000 beginning July 2007. The imputed interest rate on this lease refinance is 10.81%

Capital lease obligations at September 30, 2007 consisted of the following:



                                                             -----------
Obligation under capital lease, imputed interest rate at    $  675,290
10.81%; due June 2012; collateralized by equipment
Less: current maturities                                      (122,382)
                                                             -----------
Long term obligation, net of current portion                $  552,908
                                                             ===========

5. DUE TO OFFICER

During the first quarter of 2007, the Company issued a note to its CEO totaling $175,000. The note was issued in payment of the CEO's 2006 guaranteed bonus. This loan and other notes to our CEO bear interest at 10%, are unsecured and due on demand. The outstanding principal and related accrued interest balance at September 30, 2007 was $229,577. Of the total, $1,874 represented accrued interest payable.

6. LINES OF CREDIT

Lines of credit at September 30, 2007 consisted of the following:
Line of credit, interest is payable monthly at 9% per annum, the line is
unsecured and due on demand.  This line has been  established with one of our       $922,827
former casino customers. This line is currently being disputed and is in litigation. See note 8 (4).

Line of  credit,  non-interest  bearing,  the  line is  unsecured  and due on
demand.  This line has been established with one of our casino customers.          1,501,718

Line of credit,  the line is unsecured and due on demand.  The Company pays a fixed stated amount of interest  totaling $1,000 per month.  The payments are recorded  and charged to  interest  expense.  This line has been  established
with one of our casino  customers.  At September  30,  2007,  the Company had        611,855
recorded  related accrued  interest payable of $1,000 in connection with this line of credit.
                                                                                -------------

Lines of Credit                                                                   $3,036,400
                                                                                =============

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007

7. STOCKHOLDERS' DEFICIT

Nine Months Ended September 30, 2007

(A)  Common Stock Issuances

     (1)  Cash

       None

     (2)  Services

          In February 2007, the Company issued 1,979 shares of common stock to employees for services rendered. The Company valued the shares at the fair market value on the date of issuance which was $0.50 per share based on the quoted closing trading price and recorded non-cash compensation expense of $990.


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

          In March 2007, a director exercised 20,000 options at $0.01 per share. The Company received proceeds of $200 from the transaction and issued 20,000 shares of common stock.

(B)  Accrued Penalty Shares

          At September 30, 2007, pursuant to the terms of a prior common stock offering with registration rights, the Company has accrued penalties in the amount of 142,500 shares with respect to a delay in registering shares sold in a prior common stock offering. The Company has valued these shares at $81,048 based on the quoted closing trading price every two weeks when the penalty accrued. The fair value of the penalty has been recorded as a component of accrued expenses.


(C)    Stock Options

The Company follows SFAS No. 123(R) for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock option and warrant activity with employees and non-employees during 2007:

(1)    Option Grants - Employees

          In February 2007, 500,000 options at an exercise price of $0.38 per share were issued to the Company's CFO/COO pursuant to his employment agreement. 250,000 options vested July 1, 2007 and 250,000 options vest December 31, 2007. The Company valued the July 1, 2007 shares using the Black-Scholes valuation model at $86,050 and accordingly booked a non-cash compensation expense in the same amount.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007

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

          In September 2007, 380,000 options at an exercise price of $0.01 per share were issued to a former director according to his compensation arrangements prior to his retirement from the board of directors. The Company valued these shares using the Black-Scholes valuation model at $109,934 and accordingly booked a non-cash compensation expense in the same amount.

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

(3)    Option Forfeitures - Employees

     None


 (4)    Weighted Average Assumptions for 2007 Option Grants - Employees

     None

Employee stock option activity for the nine months ended September 30, 2007 are summarized as follows:

                                              Number of Shares        Weighted Average Exercise Price
                                          ------------------------   ---------------------------------
Outstanding at December 31, 2006                   7,960,780                  $.10
   Granted                                         1,645,000                   .15
   Exercised                                        (212,500)                  .01
   Cancelled/Expired                                       -                     -
                                          ------------------------   ---------------------------------
Outstanding at September 30, 2007                  9,393,280                   $.11
                                          ========================   =================================

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007


The following table summarizes the Company's employee stock options outstanding at September 30, 2007:

                               Options Outstanding

    Range of Exercise                 Weighted Average      Weighted Average
    Price                 Number       Remaining Life        Exercise Price


           .01           7,625,780        6.26-9.25                 .01
     .26 - .33             302,500        0.25-9.13                 .28
     .38 - .42           1,065,000        6.71-9.42                 .21
     .70 - .77             212,500        6.57-7.31                 .75
    2.00 - 2.28            187,500        5.67-6.09                2.11
                      --------------                        --------------
                         9,393,280                                 .10
                      ==============                        ==============


At September 30, 2007, 9,393,280 stock options are exercisable with a weighted average exercise price of $.10 except 250,000 at $0.38.

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


Warrant activity for the period ended September 30, 2007 is summarized as follows:

                                        Number of        Weighted  Average
                                         Shares            Exercise Price
                                     ---------------     ----------------
Outstanding at December 31, 2006        3,565,000            $ .64
                                      ---------------     ----------------
  Granted                                 900,000              .12
  Exercised                               (12,500)             .01
  Cancelled                              (632,500)            4.75
                                      ---------------     ----------------
Outstanding at September 30, 2007       3,820,000            $0.28
                                      ===============     ================

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007


                            Warrants Outstanding
         -----------------------------------------------------------
 Range of Exercise                         Weighted Average     Weighted Average
       Price               Number           Remaining Life       Exercise Price
 --------------------  ---------------    -----------------    -----------------
       .01                2,277,500           5.04-9.25               .01
   .30-.37                  870,000           1.95-9.35               .23
       .40                   15,000                8.01               .40
       .44                   15,000                8.01               .44
   .47-.51                   30,000           7.93-8.01               .49
       .70                  300,000                9.35               .00
      1.00                   75,000                0.75              1.00
      2.40                  112,500           1.08-5.50              2.40
 4.00-6.00                  125,000                0.75              4.00
                         ------------
                          3,820,000
                         ============

All outstanding warrants are exercisable at September 30, 2007 except for 300,000 at $0.37 vesting in January 2008, 300,000 at $0.70 vesting in January 2009, and 1,000,000 at $0.01 vesting in December 2007.

8. COMMITMENTS AND CONTINGENCIES

   (1)  Operating Leases

     In connection with converting all of the Available Money ATM's, the Company now pays rent to various mall properties where it has ATM machines. These monthly rents average $24,000 per month.

     The Company is party to a 39-month lease agreement pursuant to which it rents office space in Pennsylvania at a monthly rent of $2,635. This Lease expires February 2008.

     The Company's  total rent expense under  operating  leases was $264,668 and
     $354,413  for  the  nine  months  ended   September   30,  2007  and  2006,
     respectively.


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

     As of September 30, 2007 the Company has recorded $458,271 of accrued commissions on casino contracts.

     Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007

(3)  Employment Agreements

     (A)  CEO

         (1)  Employment Agreement

          In January 2004, the Company entered into a five-year employment agreement with its Chairman, President and Chief Executive Officer. In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors ) (the "Base Salary"), the employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar year (the "Guaranteed Bonus" ) and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus"). Pursuant to his employment agreement, the officer is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement. Effective March 2006, the Company amended the executive's agreement to reduce his guaranteed bonus for 2005 from 50% of his salary to 12.5% of his salary. At September 30, 2007, the Company had accrued $131,250 for bonus.


           (2)    Commissions Payable

          The Company pays sales commissions to sales persons closing various contracts. The CEO was paid $4,533 in sales commissions for the first nine months of 2007.

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

          In addition, the CFO was granted options to purchase 500,000 shares of the Company's common stock with an exercise price of $0.38 per share. The Options have a term of ten years and are exercisable as follows:
          (i) options to purchase 250,000 shares of the Company's common stock are exercisable on July 1, 2007; and (ii) options to purchase 250,000 shares of the Company's common stock are exercisable on December 31, 2007, in each case as long as the CFO is employed by the Company. The Options are immediately exercisable following a change in control of the Company. If CFO's employment by the Company is terminated by the Company without good cause or CFO elects early termination with good reason, all unvested Options automatically vest.


(4)  Litigation

On or about August 28, 2007 , The Campo Band of Kumeyaay Indians d/b/a The Golden Acorn Casino (the "Casino"), commenced an Arbitration proceeding before the JAMS Arbitration service in San Diego. In its Demand for Arbitration, the Casino alleges that Money Centers of America, Inc. ("MCA") breached its Financial Services Agreement with the Casino. The Casino seeks damages in excess of $922,826. MCA believes the Casino's claims lack merit and intends to vigorously defend them. MCA believes the Casino wrongfully terminated the Financial Services Agreement almost three years prior to the conclusion of its contractually agreed upon renewal term. MCA has therefore filed a counterclaim against the Casino to recover its significant damages which resulted from the Casino's wrongful early termination of the Financial Service Agreement. MCA seeks damages in excess of the amount claimed by the Casino.

                 MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007

9. CUSTOMER CONCENTRATIONS

For the nine months ended September 30, 2007, approximately 47% of total revenues were derived from operations at one full service casino. In addition, three other full service casinos represented 16%, 10% and 10% of total revenue respectively for the nine months ended September 30, 2007.


10. CASH RENTAL PROGRAM AND RELATED INTEREST EXPENSE

Included in interest expense are monies owed to an unrelated vendor for interest charges. The interest is based on the amount of cash in the Company's Available Money ATM machines and network and is calculated on a daily basis. The balance of this cash funded by the bank in the Company's ATM machines at September 30, 2007 was approximately $886,500. The interest rate on the $886,500 is prime plus zero. Effectively the Company rents this cash. The Company does not reflect this cash as an asset or the loan as a liability on its balance sheet at September 30, 2007. Interest expense from this cash was $106,380 for the nine months ended September 30, 2007.

11. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $1,658,447, a stockholders' deficit of $6,809,962 and an accumulated deficit of $23,322,197 at September 30, 2007. The Company also reflected a net loss of $2,502,533 and net cash used in operations of $988,841, for the nine months ended September 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

12. SUBSEQUENT EVENTS

In November 2007, a former board member exercised his options to purchase 200,000 shares of the Company's common stock which were granted to him as part of the Company's Amended and Restated 2003 Stock Incentive Plan.

In November 2007, a former board member exercised his options to purchase 780,000 shares of the Company's common stock which were granted to him as part of the Company's Amended and Restated 2003 Stock Incentive Plan.

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

Current Overview

     Our core business of providing single source full service cash access services in the gaming industry continues to be the major source of our revenue and profits in 2007. We have also launched several new services in the last 24 months, such as OnSwitchTM and Omni Network that have helped to differentiate our product offering in the marketplace. Our core business generates revenues from transaction fees associated with each unique service we provide, including ATMs, credit card advances, POS Debit, check cashing, markers and various other financial instruments. We receive our fees from either the casino operator or the consumer who is requesting access to their funds. The pricing of each transaction type is determined by evaluating risk and costs associated with the transaction in question. Accordingly, our transaction fees have a profit component built into them. Furthermore, reimbursement for electronic transactions are guaranteed by the credit or debit networks and associations that process the transactions as long as procedures are followed, thereby reducing the period of time that trade accounts receivable are outstanding to several days.

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


     Check Cashing: Revenue is recorded from the fees on check cashing services on the date the check is cashed. If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt expense. The check is subsequently resubmitted to the bank for payment. If the bank honors it, the amount of the check is recognized as negative bad debt expense.

     Check Cashing Bad Debt. The principal source of bad debts that we experience are due to checks presented by casino patrons that are ultimately returned by the drawer's bank for insufficient funds. We account for these check cashing bad debts on a cash basis. Fees charged for check cashing are recorded as income on the date the check is cashed. If a check is returned by the bank on which it is drawn, we charge the full amount of the check as a bad debt expense. If the bank subsequently honors the check, we recognize the amount of the check as a negative bad debt. Based on the quick turnaround of the check being returned by the bank on which it is drawn and our resubmission to the bank for payment, we feel this method approximates the allowance method, which is a Generally Accepted Accounting Principle.

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

Results of Operations

Three Months Ended September 30, 2007 (Unaudited) vs. Three Months Ended September 30, 2006 (Unaudited)

                                                   Three Months        Three Months
                                                   Ended September     Ended September
                                                   30, 2007            30, 2006                Change
                                                   ----------------  -------------------- --------------
Net Loss                                                  (719,348)   $     (442,863)   $     (276,485)
Revenues                                                 2,194,391         2,598,863          (404,472)
Cost of revenues                                         1,718,472         2,069,719          (351,247)
     Commissions & Rents Paid                              952,601         1,110,700          (158,099)
     Wages & Benefits                                      391,726           479,266           (87,540)
     Processing Fee & Service Charges                      257,012           288,806           (31,794)
     Bad Debts                                              12,559            33,859           (21,300)
     ATM Lease Fees & Maintenance                           38,272            56,005           (17,733)
     Cash Replenishment Services                            23,032            40,157           (17,125)
     Other                                                  43,270            60,926           (17,656)
Gross Profit                                               475,919           529,144           (53,225)
Selling, General and Administrative Expenses               412,554           433,080           (20,526)
     Contributions                                           4,660             3,050             1,610
     Management Compensation                               173,750           173,750                 -
     Marketing                                                 619             3,297            (2,678)
     Professional Fees                                      73,844            64,614             9,230
     Travel                                                 50,176            48,226             1,950
     Other                                                 109,505           140,143           (30,638)
Noncash Compensation                                       195,984             5,044           190,940
Depreciation and amortization                              224,327            81,416           142,911
Settlement Expenses                                          5,000                 -             5,000
Interest expense, net                                     (385,448)         (455,967)           70,519
Other income (expenses)                                     28,046             3,500            24,546


     Our net loss increased by approximately $277,000 during the three months ended September 30, 2007 primarily due to an increase in non cash expenses (noncash compensation and amortization expense resulting from amortization of deferred financing costs in connection with the refinance of our vault cash) offset by decreases in interest expense and Selling, General and Administrative expenses.

     Our revenues as a whole decreased by approximately 15.5% during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The Money Centers portfolio (consisting primarily of full-service casino contracts) decreased 8% or $167,990. We lost approximately $215,000 in revenues from the loss of the Campo contract in the 4th quarter 2006. We had the addition of $50,000 in revenues from new contracts, while the remaining Money Centers casinos same store sales remained relatively unchanged from same quarter last year. The Available Money portfolio (consisting of ATM contracts) decreased 42% or $235,398 due to termination of contracts.

     Our selling, general and administrative expenses decreased by approximately $21,000 during the three months ended September 30, 2007 primarily due to a decrease in other expenses. Our depreciation and amortization expenses increased during the three months ended September 30, 2007 primarily due to the amortization of our financing cost related to the refinancing in December of 2006.

     Our interest expense decreased by approximately $70,000 during the three months ended September 30, 2007. Lower borrowing levels resulting from the termination of unprofitable contracts and the favorable refinancing in December 2006.



              Nine Months Ended September 30, 2007 (Unaudited) vs. Nine Months Ended September 30, 2006 (Unaudited)


                                                    Nine Months Ended    Nine Months Ended
                                                    September 30, 2007   September 30, 2006
                                                           ($)                  ($)            Change ($)
                                                   --------------------  ------------------- -----------------
Net Loss                                                (2,502,533)          (1,507,872)          (994,661)
Revenues                                                 6,573,827            9,498,316         (2,924,489)
Cost of services                                         5,151,128            7,609,738         (2,458,610)
     Commissions & Rents Paid                            2,815,278            4,422,638         (1,607,360)
     Wages & Benefits                                    1,220,002            1,656,169           (436,167)
     Processing Fee & Service Charges                      781,545              977,674           (196,129)
     Bad Debts                                              72,677               95,798            (23,121)
     ATM Lease Fees & Maintenance                           54,078              161,211           (107,133)
     Cash Replenishment Services                            69,938               83,346            (13,408)
     Other                                                 137,610              212,892            (75,282)
Gross Profit                                             1,422,699            1,888,578           (465,879)
Selling, General and Administrative Expenses             1,372,817            1,541,713           (168,896)
     Contributions                                          14,290               16,550             (2,260)
     Management Compensation                               519,559              521,250             (1,691)
     Marketing                                              20,868               41,400            (20,532)
     Professional Fees                                     257,546              228,152             29,394
     Seminars                                                    -               10,597            (10,597)
     Trade Show & Sponsorships                              53,669              114,072            (60,403)
     Travel                                                142,314              178,590            (36,276)
     Other                                                 364,571              431,102            (66,531)
Noncash Compensation                                       816,979               37,694            779,285
Depreciation and amortization                              670,031              241,753            428,278
Settlement Expenses                                          5,000                    -              5,000
Interest expense, net                                   (1,105,076)          (1,469,566)          (364,490)
Other income (expenses)                                     44,671             (105,724)           150,395

     Our net loss increased by approximately $995,000 for the nine months ended September 30, 2007 primarily due to a decrease in revenue from the loss of the Sycuan and Campo contracts in 2006. In addition, an increase in amortization expense resulted from a substantial increase in deferred financing costs in connection with the refinance of our vault cash. Also, noncash compensation increased substantially as a result of the issuance of options to purchase our common stock and the vesting of previously issued options.

     Our revenues as a whole decreased by approximately 30.7% during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The Money Centers portfolio (consisting primarily of full-service casino contracts) decreased 28% or $2,178,023. Approximately $2,000,000 of this reflected the loss of the Sycuan contract which de-installed on May 9, 2006 and approximately $625,000 reflected the loss of the Campo contract in the 4th quarter of 2006. We had the addition of $142,000 in revenues from new contracts, while the remaining Money Centers casinos had increased same store sales of 6% from same period last year. The Available Money portfolio (consisting of ATM contracts) decreased 44% or $744,464.

     Our selling, general and administrative expenses decreased by approximately $169,000 during the nine months ended September 30, 2007 due to decreases in every category except legal. Our depreciation and amortization expenses increased during the nine months ended September 30, 2007 primarily due to the amortization of our financing costs related to the recapitalization in December of 2006.

     Our interest expense decreased $364,490 during the nine months ended September 30, 2007 mostly due to a decrease in the interest rate we are paying on our long-term debt as a result of the refinance that took place in December 2006. In addition, we did not incur any non-cash interest expense in 2007 as we did in 2006 relating to the bridge loans in 2005.

Other income (expenses) in 2007 were approximatly $150,000 less because we did not have expenses in 2007 equivalent to the one time expenses incurred in 2006 related to the closing down of our operations at the Syuan Casino.


Off-Balance Sheet Arrangements

     There were no off-balance sheet arrangements during the fiscal quarter ended September 30, 2007 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Changes in Financial Position, Liquidity and Capital Resources

                                       Nine Months      Nine Months
                                       Ended September  Ended September 30,
                                       30, 2007 ($)     2006 ($)
                                      (Unaudited)      (Unaudited)         Change ($)
                                     ----------------- ------------------ ----------------
Net Cash Used in Operating Activities     (988,841)        (1,111,793)           122,952
Net Cash Used in Investing Activities     (204,599)          (343,306)           138,707
Net Cash Used in Financing Activities      (22,194)          (487,326)          (465,132)

     Net cash used in operations decreased by approximately $123,000, primarily due to an increase in non-cash expenses, such as amortization and non cash compensation, and a reduction in payment of accounts payable.

     Net cash used in investing activities decreased during the nine months ended September 30, 2007 primarily due to decreased investment in our postilion platform for OnSwitchTM in the third quarter of 2007.

     Net cash used in financing activities decreased during the nine months ended September 30, 2007 primarily due to reductions in the utilization of short-term lines of credit.

     A significant portion of our existing indebtedness prior to December 28, 2006 was associated with our vault cash line of credit of $7,000,000 with Mercantile Capital, L.P., which we used to provide vault cash for our casino operations at most locations. Vault cash is the money necessary to fund the float, or money in transit, that exists when customers utilize our services but we have yet to be reimbursed from the Debit, Credit Card Cash Advance, or ATM networks for executing the transactions. Although these funds are generally reimbursed within 24-48 hours, a significant amount of cash is required to fund our operations due to the magnitude of our transaction volume. Our vault cash loan accrued interest at the base commercial lending rate of Wilmington Trust Company of Pennsylvania plus 10.75% per annum on the outstanding principal balance, with a minimum rate of 15% per annum. Vault cash for our ATM operations at locations where we do not provide full cash access services (primarily Available Money customers) is provided by our ATM processing provider under the terms of the ATM processing agreement, at a cost equal to the ATM processor's cost of funds, which currently is the Prime Rate.

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

     In September and October 2005 we borrowed $800,000 from individuals, including the uncle and brother of our Chief Executive Officer, pursuant to convertible notes that bore interest at 10% per annum and matured in September and October of 2006. All of this amount has been repaid, in part through a $300,000 increase in the Baena Advisors credit facility in April 2007.

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

Due to our accumulated deficit of $23,322,197 as of September 30, 2007 and our net losses and cash used in operations of $2,502,533 and $988,841, respectively, for the period ended September 30, 2007, our independent auditors have raised substantial doubt about our ability to continue as a going concern. While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow for 2007 or at any time in the future.

Item 3 - Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

     As of September 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher M. Wolfington, our Chief Executive Officer and Jason P. Walsh, our Chief Financial Officer. Based upon that evaluation, Mr. Wolfington and Mr. Walsh concluded that our disclosure controls and procedures are effective.

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

Item 1 - Legal Proceedings

On or about August 28, 2007 , The Campo Band of Kumeyaay Indians d/b/a The Golden Acorn Casino (the "Casino"), commenced an Arbitration proceeding before the JAMS Arbitration service in San Diego. In its Demand for Arbitration, the Casino alleges that Money Centers of America, Inc. ("MCA") breached its Financial Services Agreement with the Casino. The Casino seeks damages in excess of $922,826. MCA believes the Casino's claims lack merit and intends to vigorously defend them. MCA believes the Casino wrongfully terminated the Financial Services Agreement almost three years prior to the conclusion of its contractually agreed upon renewal term. MCA has therefore filed a counterclaim against the Casino to recover its significant damages which resulted from the Casino's wrongful early termination of the Financial Service Agreement. MCA seeks damages in excess of the amount claimed by the Casino.


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

     In February, 2007, we issued an aggregate of 1,979 shares of our common stock to 2 employees in lieu of a portion of cash bonuses otherwise due to them at an effective price of $0.54 per share in a transaction under Rule 701 under the Securities Act.

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

10.4 Amended and Restated Employment Agreement dated as of March 1, 2007, but effective December 31, 2006 by and between Money Centers of America, Inc. and Jason P. Walsh (incorporated by reference to Exhibit
          10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on June 21, 2007 (File No. 333-138150.

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

                         MONEY CENTERS OF AMERICA, INC.




Date:  November 19, 2007     By:  /s/ Christopher M. Wolfington
                                  ------------------------------
                                  Christopher M. Wolfington
                                  Chief Executive Officer




Date: November 19, 2007      By:  /s/ Jason P. Walsh
                                  ----------------------------
                                      Jason P. Walsh
                                      Chief Financial Officer