Form 10KSB
period 2007-12-31
MONEY CENTERS OF AMERICA, INC.
filed 2008-04-15
CIK 1165271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2007

Commission File No. 000-49723

Money Centers of America, Inc.
(Name of small business issuer in its charter)

DELAWARE	23-2929364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
700 South Henderson Road
Suite 325
King of Prussia, PA 19406

(Address of principal executive offices, Zip Code)

(610) 354-8888

(Issuer's telephone number)

Section registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:	Name of Each Exchange on Which Registered:
Common Stock, par value $.01 per share	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes  ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

The registrant's revenues for the most recent fiscal year were $8,694,549.

The aggregate market value of the voting common stock held by non-affiliates of the issuer as of March 31, 2008 was approximately $3,504,535 (based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market as of March 31, 2007.

As of March 31, 2008, 31,751,832 shares of the issuer's common stock, par value $.01 per share, were issued and outstanding.

Documents Incorporated by Reference:  None.

(i)

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  We caution that any forward-looking statement made by us in this Form 10-KSB or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-KSB.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Money Centers of America, Inc. (“Money Centers”) is a corporation existing under the laws of the State of Delaware.  Our original Certificate of Incorporation was filed on October 10, 1997 and a Restated Certificate of Incorporation was filed on August 20, 2004.

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

We currently have contracts to provide some or all of the cash access services in 18 locations across the United States.  Our locations are in the states of California (11 locations), Nevada (1 location), New York (2 locations), New Mexico (1 location), Wisconsin (1 location), Louisiana (1 location) and Washington (1 location).  In 2007, our cash access technology facilitated 1,954,375 transactions totaling $316,479,750.

Products

Our two deployment strategies are designed to provide a complete end to end payment solution for cash access transactions, merchant card transactions, and other required point of sale transactions within a gaming facility. Credit/debit card cash advance, credit services, Automatic Teller Machines (“ATMs”) and check cashing solutions are the primary means by which casinos make cash available to gaming customers.  We provide these services directly to casino patrons on a outsourced services model, as do our competitors.  Our OnSwitchTM enterprise payment solution empowers a gaming operator to integrate the internal management of merchant card processing and other point of sale transaction requirements seamlessly into their current business operations. We believe that we have a distinct competitive advantage over all of our competitors because we are the only company with both an outsourced service offering and an enterprise payment solution.

 OnSwitch™ Transaction Management System

We have formed an exclusive gaming industry partnership with S1 Corporation to create OnSwitchTM, an enterprise payment processing solution that we have built on S1’s Postilion Processing Platform.  OnSwitchTM empowers a gaming operator to garnish the profits from internalizing the processing of traditional cash access services, our proprietary services, and non-cash access transactions:

Merchant card processing
Private label credit/debit cards
Stored Value for players’ club and payroll requirements
Ticket redemption

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

The OnSwitch™ model provides a gaming company with an extremely cost-effective enterprise payment solution that leverages existing casino infrastructure to eliminate the outsourced provider, capture the profits from cash access operations, reduce merchant card processing costs, and gain control of the customer experience.  We believe that this model will prove attractive to casino operators.

OnSwitchTM utilizes S1’s Postilion Processing Platform, which is used by more than 250 customers in over 50 countries, including GE, FedEx Kinko’s, Shell, 7-Eleven, Canadian Tire, EDS, and numerous financial institutions, retailers, and processing companies. In fact one of every six ATMs in the Unites States is running on OnSwitchTM’s processing platform. We have the exclusive rights to S1’s Postilion technology in the gaming industry in the United States, positioning us as the only company to offer this differentiating value proposition that could create a complete paradigm shift in this multi-billion dollar segment of the gaming industry.

OnSwitchTM  generates revenues from licensing fees and ongoing support fees paid by the casino rather than through revenue sharing with the casino as is the case in the outsource model.  On a comparative basis, we  realize lower revenues from the OnSwitchTM model than from the outsource model for any particular gaming operation.  However our net margin is significantly higher as we will no longer incur the costs associated with on-site personnel, equipment, interest expense, or the substantial working capital required to support the traditional outsource model.  The revenue differential actually has the potential to protect our exclusive market position in the form of a substantial barrier to entry.  If any of our larger competitors with substantial market share were to develop a competing solution, they would risk cannibalizing their existing revenue by as much as 80%.  We believe that this will be a significant disincentive as these are publicly traded companies that have based their value proposition to the investment community on the merits and perpetuation of the outsourced model.

We sold our first OnSwitchTM in December 2007 to the Rolling Hills Casino in Corning, CA.  We intend to have the OnSwitchTM fully deployed at the Rolling Hills Casino in the second quarter of 2008.  , Our sales pipeline continues to grow, current prospects are confidently moving through our sales cycle, and we currently are finalizing business terms and designing project timelines with prospects in the later stages of our sales cycle.

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

Membership in the Omni Networks is free to casino operators in the United States.  We will initially populate the database from its casino cash access operations.  Additional subscribers will contribute their own data to further build out the credit and transaction history of casino patrons.

Traditional Outsource Services

Historically casino operators have engaged third party vendors such as us, to handle cash access operations on an outsourcing basis.  In these relationships, we provide four basic services:  credit/debit card cash advances, ATMs, check cashing and credit services.

Credit/Debit Card Cash Advance

Our Credit/Debit Card Cash Advance (“CCCA”) products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.  Our CCCA product accounted for 58,933 transactions and $1,561,671 in revenues (18.2% of total revenues) for the year ended December 31, 2007.

In order to initiate a transaction, gaming patrons visit one of our ATMs or kiosks located on the casino floor.  Each kiosk houses a point-of-sale terminal (“POS”) equipped with our software.  The ATM or kiosk terminal will prompt the customer to swipe his/her credit or debit card and enter the dollar amount requested.  The terminal will then dial our centralized processing center that electronically contacts the appropriate bank for an authorization or disapproval.  If authorized, the terminal will direct the customer to a casino cage.  Once at the cage, the customer will present his/her credit/debit card and driver’s license.  A cage cashier will swipe the credit/debit card in one of our terminals, which communicates with our central servers.  After finding the kiosk-approved transaction, a printer attached to the cage terminal will generate a company check.   The cashier will give the customer cash in the amount requested after he/she endorses the system-generated check.  The check is then deposited by the casino into its account for payment from one of our bank accounts and we debit the customer’s credit/debit card.  This transaction can be accomplished without the gaming customer using a personal identification number.  For credit/debit card advances, customers pay a service charge typically between 6% and 9% of the amount advanced.

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

We believe that we have several competitive advantages over competing providers of CCCA services.  First, our casino clients are able to access player tracking and other valuable information from our website on a daily basis.  This information is collected when a customer uses our CCCA product.  Competing systems offer limited reporting, which typically is only available via hard copy weeks after the month has ended.  Our reporting is Internet-based and allows customers to custom design a system to meet their reporting requirements.  In addition, customers have access to their information twenty-four hours a day, seven days a week.  Unique features of our PC-based systems are color, touch-screen monitors, and integration of all products in one interface, signature capture technology and transaction prompting.

ATMs

Automated Teller Machines or “ATMs” are a growth market spurred on by the development of less expensive “dial-up” automatic teller machines and the opportunity to charge users transaction surcharges of up to $5.00 per disbursement.  We have access to all major bank networks and equipment suppliers.  Due to the highly fragmented nature of the ATM business, this service is highly competitive, which has eroded margins and revenue growth potential.  We are currently providing gateway services to a wide range of national, regional and international debit and credit networks.  Additional links are being established, including direct connections to national merchants as well as third party authorization.  In addition to providing ATMs in casinos in conjunction with our other services, we have contracts to provide free-standing ATMs to 4 customers and we currently operate 16 ATMs at those locations (of which 11 ATMs are not in casinos).  Our casino-based ATMs do not effectively compete with ATMs offered by banks and other financial institutions as we are the only ATM providers in our casinos.  ATM activities accounted for 1,644,281 transactions and $3,627,225 in revenues (42.4% of total revenues) for the year ended December 31, 2007.

Transactions at our ATM machines currently are processed by GenPass Technologies, a full-service ATM processing company that provides services to over 24,000 ATMs nationwide.  All ATM transactions are processed using GenPass’ network and GenPass provides all reporting, recordkeeping and related services.  In addition, GenPass provides all cash management and vault cash needed for our non-casino ATMs.  GenPass receives a per-transaction fee and charges us a fee for vault cash equal to GenPass’ cost of funds, currently the prime rate less 5/8%, on vault cash used at non-casino ATMs.  GenPass is one of several national ATM processors, and although we currently are dependent on GenPass for this service we believe that alternate providers are available on substantially similar economic terms.  In addition, we  have the capability to process our own ATM transactions using OnSwitchTM.

Check Cashing

Check cashing services are provided at all of our casino operations.  When a casino patron requests check cashing at one of our service desks, we initiate a check verification process using identification procedures and software systems.  Each transaction also provides additional data for our customer database, which can be used in assessing the creditworthiness of the particular customer.  The system and software permit information to be gathered and reported in an efficient and timely manner.  We have designed and implemented a credit rating system that utilizes this customer database to determine whether a casino customer’s check should be cashed.  Check cashing involves the risk that some cashed checks will be uncollectible because of insufficient funds, stop payment orders, closed accounts or fraud.   We assume 100% of the credit risk from check cashing operations.  This risk of collection is greater in new locations where the amount of data in our database is smaller.  Unlike all other companies providing check services, we do not use a credit scoring system, as a credit scoring system will decline many checks that we believe are acceptable risks.  Currently, we only guarantee checks that are cashed in one of our full service money centers, where our employees are facilitating the transaction.

A second option for check cashing services is a check guarantee and check verification process in which the casino uses POS terminals to scan the customer’s check and request remote authorization.  We have formed an alliance with a third party provider to offer this service option to our customers.  We intend to either acquire a company operating in this segment of the industry or to build a proprietary system to offer this service to our customers.  Under this option, which is not yet in operation in any of the casinos we serve, the third party provider retains 100% of the credit risk.

Check cashing activities accounted for 251,161 transactions and $2,466,514 in revenues (28.8% of total revenues) for the year ended December 31, 2007.  For that period, we incurred aggregate net losses from bad checks of $210,725, representing .003% of the aggregate $66,687,191 in check-cashing transactions processed.

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

Credit Guarantee.  Casino and retail customers can also access cash through CreditPlus credit guarantee.  The customer will fill out a CreditPlus application.  We then go through a check verification and credit underwriting process similar to that used in check cashing to determine whether to extend credit.  Upon approval, the CreditPlus system will generate a marker for an amount up to the credit line that we approved.  Each marker is effectively a check drawn on the customer’s checking account that we agree to hold for up to 30 days.  Most markers are repaid prior to the end of the holding period.  Fees are based on state regulations and the amount of time that we hold the marker.  In many cases, the customer will return to our location prior to our deposit of the marker and request that a new holding period be established in exchange for an additional fee.  These transactions are approved and facilitated at our full service money centers and shortly will be available through the casino cage via an approval code transmitted through the CreditPlus system.  We assume 100% of the credit risk from the issuance of the marker.

Although none of our customers used CreditPlus in 2007, we continue to offer it as one of our services.

In addition to our four core services, we have developed our “Cash Services Host Program.”  Under the program, we have specially trained and equipped employees, known to the casino and identifiable as our Cash Services Hosts, deployed on the casino floor.  The Cash Services Hosts are available to casino customers to provide cash access services at the gaming table or slot machine, thus eliminating the need for the customer to leave the gaming table or slot machine to obtain funds.  This is viewed as an amenity by the customer and increases the gaming activity thereby enhancing the casino’s revenues.  By making our services more accessible to the customer, it increases our transaction activity and revenues.  The Cash Services Host Program was operating at 3 casinos for all of 2007 and 2006.  The Cash Services Host Program accounted for approximately $223,817 in revenues (2.6% of total revenues) for the year ended December 31, 2007.

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

Our current customer base consists of a both non-Native American casinos where we currently provide stand-alone ATM services, and Native American casinos where we have both stand alone ATM and full service contracts.  Of our 18 locations five (5) are full service deployments at Native American casinos and the balance are ATM-only locations or credit card only (12 non-Native American casinos/locations).  Our customers represent a blend of the type and size of gaming operations in the U.S., including traditional markets like Las Vegas, Native American reservations, and smaller markets like New York.   We have one casino in Louisiana in which we offer credit card and POS Debit services only.

Our full service locations all reside within the Native American Gaming segment of the industry.  Two are in California, with one each in New Mexico, Washington and Wisconsin.  We provide more limited services at one casino location in Louisiana.  Our stand-alone ATM customers are located in Nevada, New York, and California.  Two of our full service customers represented approximately 63% of our revenue for the year ended December 31, 2007.  Two other customers represented approximately 20% of our total revenues for the year ended December 31, 2007.

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

As part of our application for licenses and permits, members of our board of directors (“Board of Directors”), our officers, key employees and stockholders holding five percent or more of our stock must submit to a personal background check.  This process can be time consuming and intrusive.  If an individual is unwilling to provide this background information or is unsatisfactory to a licensing authority, we must have a mechanism for making the necessary changes in management or stock ownership before beginning the application process.  While there can be no assurance that we will be able to do so, we anticipate that we will be able to obtain and maintain the licenses necessary for the conduct of our business.

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

Competition

We have focused to a large extent on providing cash access services to the gaming industry.  We have fewer competitors than in the past due to consolidation.  In the cash access services market, we compete only with 3 primary competitors,Global Cash Access, Inc., Global Payments Inc.’s Cash & Win Service, and Cash Systems, Inc.  Certegy, Inc’s Game Financial Corporation was recently sold to Global Cash Access.  Competition for business for outsourced cash access services is based largely on price (i.e., fees paid to the casino from cash access service revenues), as well as on breadth of services provided, quality of service to casino customers and value-added features such as customer information provided to the casino.  We believe that our implementation of OnSwitchTM will materially change our competitive situation, as no other service provider offers a competitive enterprise payment solution.  Although alternatives exist to the Postilion platform on which one or more of our competitors could build a competing system, we believe that Postilion is most appropriate for our industry and that we have a substantial development head start that will allow us to capture market share.  It is possible that new competitors may engage in cash access services, some of which may have greater financial resources, or that one or more competitors will offer additional products.  If we face significant competition, we may have a material adverse effect on our business, financial condition and results of operations.  We cannot predict whether we will be able to compete successfully against current and future competitors.

Our competitors are primarily specialized gaming cash access companies.  Global Cash Access and Cash Systems, Inc. are stand alone businesses like us.  Although Global Cash Access has the largest market share, much larger companies such as  Global Payments, and US Bank have entered the market through acquisitions and subsidiary operations.  These companies have significant access to capital and development resources that are superior to ours.  However, we believe that their large size also will make it more difficult for these companies to adapt quickly to swift changes in market conditions and customized customer demands.

Global Cash Access historically has been the dominant market presence, with an estimated 66% market share before the acquisition of Game Financial from Certegy. As of now we estimate they have 81% of the market share

In addition to Global Cash Access we face competition from Cash Systems, which is focused on gaming on Native American Reservations, with an estimated 8% market share.  We estimate our own market share at 1%.  We do not view financial institutions that offer ATM services at or near casinos as effective competitors because they do not have the scope of products necessary for a full service cash access money center.  Local and national banks can provide ATM services, but they lack credit card, marker, and check cashing products.

Employees

We currently have 47 full time employees, of which 35 employees are engaged in operations, two in sales and marketing, two in information technology and eight in finance, administration and management functions.

None of our employees are covered by a collective bargaining agreement, and we believe that we have a good relationship with our employees.

RISK FACTORS

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We have approximately $11,220,000 in indebtedness and approximately $2,120,000 in accounts payable, commissions payable and accrued interest and expenses.  If we are unable to satisfy these obligations, then our business will be adversely effected.

As of December 31, 2007, we had indebtedness in the aggregate principal amount of approximately $11,220,000 and accounts payable and accrued expenses of approximately $2,120,000.  Though our operating profits are sufficient to meet our current obligations under our credit facilities, if we become unable to satisfy these obligations, then our business will be adversely affected.  Certain of these obligations are secured by security interests in substantially all of our assets granted to the lender.  Accordingly, if we are unable to satisfy these obligations, then our lender may sell our assets to satisfy the amounts due under these loans.  Any such action would have an adverse effect on our business.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Due to our accumulated deficit of $24,400,337 as of December 31, 2007, and our net losses and cash used in operations of $3,580,675 and $1,211,022, respectively, for the year ended December 31, 2007, our independent auditors have raised substantial doubt about our ability to continue as a going concern.  While we believe that our present plan of operations will be profitable and will generate positive cash flow, we may not generate net income or positive cash flow in 2008 or at any time in the future.

We have had a history of losses and may experience continued losses in the foreseeable future.

For the year ended December 31, 2007 we incurred a net loss of $3,580,675 and for the year ended December 31, 2006, we incurred a net loss of $4,342,466.  We expect to incur losses for the year ending December 31, 2008.  If we are unable to increase revenues from existing and new contracts while controlling costs, our losses may be greater than we anticipate and we may have insufficient capital to meet our obligations.

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

We are dependent on a limited number of customers for a significant portion of our revenue and gross profit.  For the year ended December 31, 2007, approximately 63% of total revenues were derived from operations at two full service casinos.  Two other customers represented approximately 20% of our total revenues for the year ended December 31, 2007.

The loss of any of the other four major customers would result in an immediate material reduction in our revenues and gross profit.

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

We have issued and outstanding stock options and warrants exercisable for 9,730,380 shares of our common stock at prices below our current market price, with an average exercise price of $ 0.03 per share.  The existence of these options may have a depressing effect on the market price of our common stock, and the exercise of these options, if accompanied by a sale of the shares of common stock issued on exercise, may result in a decrease in the market price of our common stock.

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

Our success will be largely dependent upon the continued employment of our key executive officers and, particularly, our continued employment of Christopher M. Wolfington.  The loss of Mr. Wolfington's services would have a material adverse effect on our operation.  Although Mr. Wolfington has entered into an employment agreement with us, and owns approximately 53.7% of our issued and outstanding common stock, it is possible that Mr. Wolfington would not continue his employment with us.  In addition, we do not presently maintain insurance on Mr. Wolfington's life.  Although we believe that we would be able to locate a suitable replacement for Mr. Wolfington if his services were lost, we may not be able to do so.  In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical and administrative personnel.  Competition for highly talented personnel is intense and can lead to increased compensation expenses.  We may not be able to attract and retain the personnel necessary for the development of our business.

We will be in competition with companies that are larger, more established and better capitalized than we are.

The cash access services industry is highly competitive, rapidly evolving and subject to constant change.  Our principal competitors in the credit/debit card cash advance area are Global Cash Access, Inc., Global Payment, Inc.’s Cash & Win Service, Certegy, Inc.’s Game Financial Corporation subsidiary and Cash Systems, Inc.  Some of our competitors have:

•	greater financial, technical, personnel, promotional and marketing resources;

•	longer operating histories;

•	greater name recognition; and

•	larger consumer bases than us.

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

One person controls a majority of our capital stock.  Christopher M. Wolfington owns approximately 53.7% of our issued and outstanding capital stock.  As a result, Mr. Wolfington has the ability to control substantially all matters submitted to our shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets), to elect himself as Chairman, Chief Executive Officer and Treasurer and to control our management and affairs.  This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, or impeding a merger, consolidation, takeover or other business.

Our shares of common stock are subject to penny stock regulation.

Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.  Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks."  Penny stocks are generally equity securities with a price of less than $5.00 which are not registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Many of the regulatory authorities that approve our licensing and many of the Native American tribes with which we may do business perform background checks on our directors, officers and principal shareholders.  As a consequence, our Amended and Restated Certificate of Incorporation provides that a person may not hold 5% or more of our securities without first agreeing to:

•	consent to a background investigation;

•	provide a financial statement; and

•	respond to questions from gaming regulators and/or Native American tribes.

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

Our corporate headquarters is located at 700 South Henderson Road, Suite 325, King of Prussia, Pennsylvania 19406 and occupies approximately 1,800 square feet of office space.  These offices are located in a building owned by affiliates of our chief executive officer. This is on a month to month lease of approximately $2,800 per month. We also have an equipment staging and technology office located in Golden Valley, Minnesota.  The current lease obligation for the Minnesota office is approximately $770 per month.  We believe that our current facilities are adequate to conduct our business operations for the foreseeable future.  If these premises were no longer available to us, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3.	LEGAL PROCEEDINGS

On or about August 28, 2007 , The Campo Band of Kumeyaay Indians d/b/a The Golden Acorn Casino (the "Casino"), commenced an Arbitration proceeding before the JAMS Arbitration service in San Diego.  In its Demand for Arbitration, the Casino alleges that Money Centers of America, Inc. ("MCA") breached its Financial Services Agreement with the Casino.  The Casino seeks damages in excess of $950,000.  MCA believes the Casino's claims lack merit and intends to vigorously defend them.  MCA believes the Casino wrongfully terminated the Financial Services Agreement almost three years prior to the conclusion of its contractually agreed upon renewal term.  MCA has therefore filed a counterclaim against the Casino and seeks to recover by way of offset or otherwise approximately $800,000 in damages which resulted from the Casino's wrongful early termination of the Financial Service Agreement.

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

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “MCAM.OB.”

Market Information

Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board on October 14, 2002. The following table presents the high and low bid prices per share of our common stock as quoted for the years ended December 31, 2007 and December 31, 2006, which information was provided by NASDAQ Trading and Market Services.

Year ending December 31, 2007
Quarter ended:	High Bid	Low Bid
December 31, 2007	0.35	0.12
September 30, 2007	0.37	0.17
June 30, 2007	0.60	0.26
March 31, 2007	0.55	0.33

Year ended December 31, 2006
Quarter ended:	High Bid	Low Bid
March 31, 2006	0.70	0.14
June 30, 2006	0.38	0.28
September 30, 2006	0.43	0.25
December 31, 2006	0.37	0.32

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  On March 31, 2008, the closing bid price for our common stock was $0.24 per share.

Holders

As of December 31, 2007, we had 60 stockholders of record of our common stock.  Such number of record holders was derived from the records maintained by our transfer agent, Florida Atlantic Stock Transfer.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	$8,918,280	$0.12	0
Equity compensation plans not approved by security holders	$0	$0	0
Total	$8,918,280	$0.12	0

There were no other securities authorized for issuance under equity compensation plans at December 31, 2007.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Current Overview

Our core business of providing single source full service cash access services in the gaming industry continues to be the major source of our revenue and profits in 2007.  We have also launched several new services in the last 27 months, such as OnSwitchTM and Omni Network that have helped to differentiate our product offering in the marketplace.  Our core business generates revenues from transaction fees associated with each unique service we provide, including ATMs, credit card advances, POS Debit, check cashing, markers and various other financial instruments.  We receive our fees from either the casino operator or the consumer who is requesting access to their funds.  The pricing of each transaction type is determined by evaluating risk and costs associated with the transaction in question.  Accordingly, our transaction fees have a profit component built into them.  Furthermore, reimbursement for electronic transactions are guaranteed by the credit or debit networks and associations that process the transactions as long as procedures are followed, thereby reducing the period of time that trade accounts receivable are outstanding to several days.

We deployed our OnSwitchTM Transaction Management System (OnSwitchTM) in January 2006.  There were several barriers to the first sale.  First, no company has ever offered a product to the casino market like OnSwitch™.  With OnSwitch™, the casino can actually control their own cash access.  MCA surpassed the first barrier when we sold our first OnSwitch™ in December 2007 to the Rolling Hills Casino.  The second barrier to entry is prospective casino customers would like to see OnSwitch™ "live" and in operation in a casino.  MCA expects to cross this next barrier shortly when we have fully deployed OnSwitch™ in the second quarter of 2008 at the Rolling Hills Casino.  MCA has several casinos far along in the OnSwitch™ sales process and management feels once we have OnSwitch™  fully deployed at the Rolling Hills Casino, we will have additional signings shortly thereafter.

Companies providing cash access services to the gaming industry face some unique challenges and opportunities in the next ten years.  Many companies in the industry have merged, been acquired or have recapitalized in order to capitalize on the trends identified in the gaming industry.

Historically, providers of cash access services to the gaming industry had cash flow margins that were generally higher than those experienced in the funds transfer and processing industries.  Growing competition and the maturing of the market has resulted in a decline in these margins as companies have begun marketing their services based on price rather than innovation or value added services.  This trend is highlighted by the number of companies that promote revenue growth and an increased account base but experience little increase in net income.  This trend is magnified by the fact that the largest participant in the industry has close to 81% market share and has begun to forgo margin in order to retain business.  Companies that can adapt to the changing market and can create innovative products and services stand at the forefront of a new wave in revenue and profit growth.

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

We believe that it is necessary to increase our working capital position so that we can capitalize on the profitable trends in the industry while maintaining and servicing our current customer base and integrating acquired operations such as Available Money, Inc. (“Available Money”), which we acquired in April of 2004.  Without sufficient working capital, we would be forced to utilize working capital to support revenue growth at the expense of executing on our integration and conversion plans.  This would result in substantially higher operating costs without the assurance of additional revenues to support such costs.

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

ATM’s and Credit Cards.  Fees earned from ATM and credit card advances are recorded on the date of transaction.

Check Cashing:  Revenue is recorded from the fees on check cashing services on the date the check is cashed.  If a customer’s check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss.  The check is subsequently resubmitted to the bank for payment.  If the bank honors it, the amount of the check is recognized as negative bad debt expense.

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

Results of Operations

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

	Year Ended December 31, 2007 ($)	Year Ended December 31, 2006 ($)	Change ($)
Net loss	(3,580,675)	(4,342,466)	761,791
Revenues	8,694,549	11,721,752	(3,027,203)
Cost of services	7,016,784	9,471,763	(2,454,979)
Commissions & Rents Paid	3,720,508	5,409,907	(1,689,399)
Wages & Benefits	1,644,920	2,135,686	(490,766)
Processing Fee & Service Charges	1,041,720	1,250,505	(208,785)
Bad Debts	141,389	92,953	48,436
ATM Lease Fees & Maintenance	180,358	197,166	(16,808)
Cash Replenishment Services	92,703	119,604	(26,901)
Other	195,186	265,942	(70,756)
Gross Profit	1,677,765	2,249,989	(572,224)
Selling, General and Administrative Expenses	1,857,361	1,968,572	(111,211)
Management Compensation	693,309	691,175	2,134
Professional Fees	357,722	237,101	120,621
Travel	189,535	254,133	(64,598)
Other	616,795	786,163	(169,368)
Noncash compensation	1,124,100	2,111,402	(987,302
Depreciation and amortization	894,353	355,309	539,044
Loss on impairment of goodwill	-	203,124	(203,124)
Settlement expenses	5,000	210,000	(205,000)
Interest expense, net	(1,521,179)	(1,849,740)	(328,561)
Other income (expenses)	143,553	105,692	37,861

Our net loss decreased by approximately $760,000 for the year ended December 31, 2007  primarily due to a decrease  in revenue from the loss of the Sycuan and Campo contracts in 2006 offset by a decrease in non cash compensation of approximately $1 million.

Our revenues as a whole decreased by approximately 25.8% during the year ended December 31, 2007 as compared to the year ended December 31, 2006. The Money Centers portfolio (consisting primarily of full-service casino contracts) decreased 22% or $2,094,000.  Approximately $2,000,000 of this reflected the loss of the Sycuan contract which de-installed on May 9, 2006 and approximately $630,000 reflected the loss of the Campo contract in the 4th quarter of 2006.  We had the addition of $212,000 in revenues from new contracts, while the remaining Money Centers casinos had increased same store sales of 4% from same period last year. The Available Money portfolio (consisting of ATM contracts) decreased 44% or $929,849.

Our selling, general and administrative expenses decreased by approximately $111,000 during the year ended December 31, 2007 due to decreases in every category except legal. Our depreciation and amortization expenses increased substantially during the year ended December 31, 2007 primarily due to the amortization of our financing costs related to the recapitalization in December of 2006.

Our interest expense decreased $328,561 during the year ended December 31, 2007 mostly due to a decrease in the interest rate we are paying on our long-term debt as a result of the refinance that took place in December 2006.  In addition, we did not incur any non-cash interest expense in 2007 as opposed to $147,902 of noncash interest expense in 2006.

Other income (expenses) in 2007 were approximately $38,000 more because we  did not have expenses in 2007 equivalent to the one time expenses incurred in 2006 related to the closing down of our operations at the Sycuan Casino in 2006.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2007 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Changes in Financial Position, Liquidity and Capital Resources

	Year ended December 31, 2007 ($)	Year ended December 31, 2006 ($)	Change ($)
Net Cash (Used in) Provided by Operating Activities	(1,211,022)	(1,393,259)	182,237
Net Cash Used in Investing Activities	(211,241)	(524,560)	313,319
Net Cash Provided by Financing Activities	(669,490)	272,354	(941,844)

Net cash used in operations decreased by approximately $182,000 , primarily due to an decrease in our net loss combined with an increase in depreciation, amortization and deferred revenue offset by a decrease in issuance of stock and options for services . Net cash used in investing activities decreased due to the fact that we did not have financing costs and our expenses related to development of OnSwitch™ decreased significantly in 2007.

Net cash provided by financing activities decreased during the year ended December 31, 2007 primarily due to the fact that we did not have any major borrowings in 2007 and we completed a major refinance in 2006.

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

In addition, two of our casino customers provide vault cash lines of credit for our activities at their casinos.  These facilities are unsecured and bear interest rates ranging from zero to approximately 3.25%. Our debt is used primarily to provide vault cash for our casino operations.  Vault cash for our ATM operations at locations where we do not provide full cash access services (primarily Available Money customers) is provided by our ATM processing provider under the terms of the ATM processing agreement, at a cost equal to the ATM processor’s cost of funds, which currently is Prime minus 5/8%.

On September 10, 2004, we borrowed $210,000 from the father of our chief executive officer to pay an advance on commissions to a new casino customer.  This loan bears interest at 10% per annum, payable monthly.  We currently are making $5,000 principal payments per month.  The current principal balance outstanding is $6,000.  In addition, we issued the lender warrants to purchase 50,000 shares of our common stock at an exercise price of $.33 per share.

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

Our goal is to change the way our customers view cash access services by transforming the way casinos find, serve and retain their customers.  We will strive to assist our customers by continuing to grow and improve everything we do.  We require significant capital to meet these objectives.  Our capital requirements are as follows:

•	Equipment: Each new account requires hardware at the location level and some additions to network infrastructure at our central server farm.

•
Vault Cash:  All contracts in which we provide full service money centers and ATM accounts for which we are responsible for cash replenishment require vault cash.  Vault cash is the money necessary to fund the float that exists when we pay money to patrons but have yet to be reimbursed from the Debit, Credit Card Cash Advance, or ATM networks for executing the transactions.

•
Acquisition Financing:  We presently have no cash for use in completing additional acquisitions.  To the extent that we cannot complete acquisitions through the use of our equity securities, we will need to obtain additional indebtedness or seller financing in order to complete such acquisitions.

•	Working Capital: We will require substantial working capital to pay the costs associated with our expanding employee base and to service our growing base of customers.

•
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

Due to our accumulated deficit of $24,400,337 as of December 31, 2007 and our net losses and cash used in operations of $3,580,675 and $1,211,022, respectively, for the year ended December 31, 2007, our independent auditors have raised substantial doubt about our ability to continue as a going concern.  While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow for 2008 or at any time in the future.

ITEM 7.	FINANCIAL STATEMENTS

Our consolidated financial statements for Fiscal Years 2007 and 2006 and footnotes related thereto may be found at pages F-1 through F-30.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

  ITEM 8A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher M. Wolfington, our Chief Executive Officer and Jason P. Walsh, our Chief Financial Officer.  Based upon that evaluation, Mr. Wolfington and Mr. Walsh concluded that our disclosure controls and procedures are effective.

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

The following table sets forth the names, ages and positions of our directors and executive officers and executive officers of our subsidiary as of March 31, 2008.

Name	Age	Current Position(s) with Company
Christopher M. Wolfington	43	Chairman of the Board of Directors, Chief Executive Officer and President

Jason P. Walsh	30	Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer

Jeremy Stein	40	Director

Terry Contreras	45	Director

Dennis Gomes	64	Director

John Ziegler, Jr.	42	Director

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

A brief description of the business experience during the past five years of our directors, our executive officers and our key employees is as follows:

Christopher M. Wolfington – Chairman, Chief Executive Officer and President.  Mr. Wolfington has been in the financial services industry for approximately 16 years.  He has our Chairman since our inception.  From 1991 to 1994 he was a partner in The Stanley Laman Group, a firm providing investment, insurance, mergers, acquisition, and planning services to companies nationwide.  From 1995 to 1998 he was President of Casino Money Centers, a subsidiary of CRW Financial, Inc.  Mr. Wolfington received a Bachelor of Arts degree in Communications and Business from the University of Scranton.

Jason P. Walsh – Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer.  Mr. Walsh became our Chief Financial Officer, Secretary and Treasurer in June 2005.   From 1997 until June 2005 he was a certified public accountant with Robert J. Kratz & Company.  Mr. Walsh received a Bachelors of Science degree in Accounting from Drexel University, and is a Pennsylvania Certified Public Accountant.

Jeremy Stein – Mr. Stein served as President and Chief Executive Officer and a director of iGames from June 2002 until January 2004, and as Secretary and a director of iGames since January 2004.  Mr. Stein has also served as the Chief Executive Officer of IntuiCode, LLC, a software development company, since 2000 and as a senior software engineer with Mikohn Gaming Corporation, where he worked until 2001.  Prior thereto, he was a senior software engineer and director of Progressive Games, Inc. from 1995 to 1998 and the Chief Technical Officer of Emerald System, Inc. from 1993 to 1995.  Mr. Stein studied computer science at Virginia Tech.  See "Related Party Transactions."

Dennis Gomes – Mr. Gomes’ background is in law enforcement as an investigator of casino operations in Nevada and New Jersey.   Having earned an undisputed reputation for character and integrity through his numerous senior-level operational positions throughout his career, Gomes served as President of the Tropicana Casino & Resort and Trump Taj Mahal Hotel & Casino in Atlantic City and as President of The Golden Nugget Hotel & Casino in Las Vegas.

John Ziegler, Jr. -  Since June of 2002, Mr. Ziegler has been the Principal and Executive Vice President of the M.F. Irvine Companies. From 1995 to 2002, Mr. Ziegler was the Chief Financial Officer of Wilcox & Gibbs. Mr. Ziegler received a B.S. in business and economics from Lafayette College in 1990.

Terry Contreras -  Since February 2002, Mr. Contreras has been the Chief Financial Officer at Rolling Hills Casino.  From April 2000 to February 2002 Mr. Contreras was the Vice President of Polaris Gaming Group, LLC.  Mr. Contreras received a B. S. in Finance from Oregon State University in 1985.

Mr. Ziegler is Mr. Wolfington’s brother-in-law.  There are no other family relationships among any of our directors or executive officers.

Audit Committee

The Audit Committee oversees our processes of accounting and financial reporting and provides oversight with respect to our audits and financial statements.  In this role, the Audit Committee reviews the professional services provided by our independent accountants and the independence of the accounting firm from our management.  The Audit Committee also reviews the scope of the audit performed by our independent accountants, our annual financial statements, our systems of internal accounting controls and other matters with respect to the accounting, internal auditing and financial reporting practices and procedures as it finds appropriate or as may be brought to its attention.  The Audit Committee is comprised of Messrs. Contreras and Ziegler, each of whom is independent as defined by the rules and regulations of the Securities and Exchange Commission.  Mr. Contreras serves as Chairman of the Audit Committee and as our “audit committee financial expert” as required under the SEC’s rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table presents compensation information for the year ended December 31, 2007 for our principal executive officer and our two most highly compensated executive officers (other than the principal executive officer) whose total annual salary and bonus exceeded $100,000 during such fiscal year (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus		Option Awards	All Other Compensation		Total
Christopher M. Wolfington, Chairman, Chief Executive Officer	2007	$350,000	$180,708	(1)	$ -	$35,147	(2)	$565,855
	2006	$350,000	$204,994	(3)	$1,888,122	$39,359	(4)	$2,482,475

Jason P. Walsh, Chief Financial Officer, Chief Operating Officer, Secretary & Treasurer	2007	$170,000	$0		$284,393			$454,393
	2006	$145,000	$25,000		$181,320			$351,320
(1)  Includes $5,708 in sales commissions on contracts in place prior to 2004.
(2)  Includes $31,549 in automobile expense and $3,598 in life insurance premiums.
(3)  Includes $29,994 in sales commissions on contracts in place prior to 2004.
(4)  Includes $35,761 in automobile expense and $3,598 in life insurance premiums

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

Jason P. Walsh’s 2007 compensation as our Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer is governed by a May 2005 employment agreement, as amended in October 2005.  Mr. Walsh's minimum annual salary is $145,000 and he receives annual bonus compensation of up to $25,000 per year.  In addition, Mr. Walsh was granted options to purchase 200,000 shares of our common stock with an exercise price of $.42 per share, of which 50,000 vested immediately, 50,000 vested after one year and the remainder vested after two years.  Effective December 31, 2006 (the original expiration date), Mr. Walsh’s employment agreement was amended and restated to provide for an annual salary of $170,000 and no bonus compensation.  Mr. Walsh also received options to purchase 500,000 shares of our common stock at an exercise price of $0.38 per share, based on the market price at the time of grant.  50% of these options vest July 1, 2007 with the remainder vested December 31, 2007.  In the event Mr. Walsh's employment is terminated prior to the then-current expiration date by us without good cause, as defined in the employment agreement, or Mr. Walsh elects early termination with good reason, as defined in the employment agreement, and such termination is within six months following a change in control, as defined in the employment agreement, Mr. Walsh will receive 100% of his annual salary in effect as of the date of such termination for a period of one year.  In addition, Mr. Walsh would be entitled to payment of accrued but unused vacation time through the termination date and all unvested stock options held by Mr. Walsh would automatically vest.

Repricing of Options

We have not adjusted or amended the exercise price of any stock options.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Christopher Wolfington	2,620,000.01			1/2/2014
Christopher Wolfington	3,380,780.01			12/28/2016
Jason P. Walsh	200,000.42			6/14/2014
Jason P. Walsh	100,000.01			11/15/2016
Jason P. Walsh	200,000.26			11/15/2016
Jason P. Walsh	500,000.38			02/28/2017

Under the terms of his employment agreement Mr. Wolfington was entitled to receive options to purchase 3,780,780 shares of our common stock at an exercise price of $0.01, upon the accomplishment of performance goals established by the Board of Directors, which the Board concluded had been satisfied by the equity private placement and debt refinancings in 2006.  These grants represent approximately 75% of the options granted to our employees in the fiscal year ended December 31, 2006.  In October 2006, the Compensation Committee determined to grant to Mr. Walsh options to purchase 100,000 shares of our common stock at an exercise price of $0.01 per share, and options to purchase 200,000 shares of our common stock at an exercise price of $0.26 per share, which equaled the market price as of the date of grant, based on an evaluation of his overall contribution to our business.  In March 2007, the Compensation Committee determined to grant Mr. Walsh options to purchase 500,000 shares of our Common Stock at an exercise price of $0.38 per share, which equaled the market price as of the date of grant.

Long Term Incentive Plans

We currently do not have any long-term incentive plans.

Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards	Total

	($)	($)	($)
Jeremy Stein	$7,500	$61,700(1)	$69,200
John Zeigler	$7,500	$61,700(2)	$69,200
Dennis Gomes	$5,000	$61,700(3)	$66,700
Terry Contreras	$2,500	$22,980(4)	$25,480

(1)	As of December 31, 2007, Mr. Stein held options to purchase 450,000 shares of common stock.
(2)	As of December 31, 2007, Mr. Ziegler held options to purchase 115,000 shares of common stock. .
(3)	As of December 31, 2007, Mr. Gomes held options to purchase 100,000 shares of common stock.
(4)	As of December 31, 2007, Mr. Contreras held options to purchase 100,000 shares of common stock.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS [LARRY USUALLY DOES]

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 on page 13.

Information as to ownership of Common Stock by Officers, Directors and owners of 5% or more of our Common Stock

The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 10, 2007 by:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them.  As of March 31, 2008, 31,751,832 shares of our common stock were issued and outstanding.

Name and Address of Beneficial Owner (1)	Position	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Christopher M. Wolfington 700 South Henderson Road, Ste. 325 King of Prussia, PA 19406	President, Chief Executive Officer, Chairman of the Board	23,070,383 (2)	61.09

Jason P. Walsh 700 South Henderson Road Ste. 325 King of Prussia, PA 19406	Chief Operating Officer, Chief Financial Officer, Secretary & Treasurer	1,032,500 (3)	3.15

Jeremy Stein 301 Yamato Road, Suite 2199 Boca Raton, FL 33431	Director	510,000 (4)	1.58

Dennis Gomes 615 E. Lost Pine Way Galloway, NJ 08205	Director	500,000(5)	1.55

Terry Contreras 1464 Lucy Way Chico, CA 95973	Director	262,200 (6)	*

John Ziegler, Jr. 136 Magnolia Drive Phoenixville, PA 19460	Director	252,000(7)	*

All Executive Officers and Directors as a group (6 persons)		25,627,083	63.83
* Less than 1%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2)
Includes options to purchase 6,015,780 shares of Common Stock, and 3,108,772 shares of Common Stock owned by the Christopher M. Wolfington Grantor Retained Annuity Trust.  Does not include 521,759 shares of Common Stock held by the Christopher M. Wolfington Irrevocable Trust as Mr. Wolfington is not the beneficial owner of these shares of Common Stock.

(3)	Includes options to purchase 1,000,000 shares of Common stock.

(4)	Includes options to purchase 450,000 shares of Common Stock.

(5)	Includes options to purchase 200,000 shares of Common Stock and warrants to purchase 300,000 shares of Common Stock held by Gomes Gaming Management, LLC.

(6)	Includes options to purchase 200,000 shares of Common Stock.

(7)	Includes options to purchase 130,000 shares of Common Stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

IntuiCode, LLC provides us with product development, deployment and maintenance services on a monthly basis for cash compensation determined on a project-by-project basis.  We paid IntuiCode approximately $146,250 during the year ended December 31, 2007.  Jeremy Stein, a member of our Board of Directors, holds approximately 0.19% of our stock (including shares subject to options) is also the Chief Executive Officer and the holder of approximately 31% of the outstanding membership interests of IntuiCode.  The value of Mr. Stein’s interest in payments made to IntuiCode in 2007 was $45,338.  We believe the terms of IntuiCode's engagement are at least as fair as those that we could have obtained from unrelated third parties in arms-length negotiations.

Although we believe that IntuiCode is highly qualified to provide these services, we believe that other software developers are available to provide similar services should IntuiCode no longer be able or willing to do so.

On December 28, 2006, we entered into a Credit and Security Agreement (the “Credit Agreement”) with Baena Advisors, LLC (“Baena”) pursuant to which Baena advanced $4,750,000 to us.  The proceeds of this loan were used to repay outstanding indebtedness, as described in “Management’s Discussion and Analysis – Changes in Financial Position, Liquidity and Capital Resources.”  Baena is owned by Sean Wolfington, the brother of our Chief Executive Officer and Chairman.

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

ITEM 13.	EXHIBITS

Exhibit Number	Description
3.1	Money Centers of America, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on October 19, 2004).
3.2	Money Centers of America, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 19, 2004).
4.1	Form of Specimen Stock Certificate.

Exhibit Number	Description
4.2	Form of Baena Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed January 8, 2007).
10.1	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 10-KSB filed on July 13, 2004)
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
31.1
Certification dated April 15, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher M. Wolfington, Chief Executive Officer.

31.2
Certification dated April 15, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason P. Walsh, Chief Financial Officer.

32
Certification dated April 15, 2008 pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher M. Wolfington, Chief Executive Officer and Jason P. Walsh, Chief Financial Officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements in 2006 was $60,000 and in 2007 was $63,000.

Audit-Related Fees

During 2006 and 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning  in 2006 were $10,000 and in 2007 were $10,500 . These services consisted of preparation of corporate tax returns and state and federal tax planning.

All Other Fees

During 2006 and 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

The Audit Committee pre-approves all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services.  The Audit Committee shall pre-approve any additional audit services and permissible non-audit services.  All “Audit Fees” and “Tax Fees” set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

Money Centers of America, Inc.

Date: April 15, 2008	By:	/s/ Christopher M. Wolfington
Christopher M. Wolfington
Chief Executive Officer

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Christopher M. Wolfington
Christopher M. Wolfington
Chief Executive Officer and Director
Date: April 15, 2008

/s/ Jason P. Walsh
Jason P. Walsh
Chief Financial Officer (principal financial officer and Principal accounting officer)
Date: April 15, 2008

/s/ Jeremy Stein
Jeremy Stein
Director
Date April 15, 2008

/s/ Dennis Gomes
Dennis Gomes
Director
Date April 15, 2008

/s/ John Ziegler, Jr.
John Ziegler, Jr.
Director
Date: April 15, 2008

/s/ Terry Contreras
Terry Contreras
Director
Date: April 15, 2008

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee
Money Centers of America, Inc.

We have audited the accompanying consolidated balance sheet of Money Centers of America, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Money Centers of America, Inc. and Subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has net cash used in operations, a net working capital deficit, a stockholders’ deficit and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Sherb & Co, LLP
Certified Public Accountants

New York, NY
April 10, 2008

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current assets:
Restricted cash	$2,527,631
Accounts receivable	15,140
Prepaid expenses and other current assets	373,913
Total current assets	2,916,684

Property and equipment, net	812,832

Other assets:
Intangible assets, net	1,320,175
Deferred financing costs, net	568,772
Deposits	55,397
Total other assets	1,944,344

Total assets	$5,673,860

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$486,964
Deferred revenue	360,000
Accrued interest	112,377
Accrued expenses	791,976
Current portion of capital lease	125,720
Notes payable	2,504,190
Lines of credit	2,474,219
Due to officer	195,125
Commissions payable	638,825
Total current liabilities	7,689,397

Long-term liabilities:
Capital lease, net of current portion	522,581
Note payable, related party	5,040,864
Total long-term liabilities	5,563,445

Total Liabilities	13,252,841

Stockholders' Deficit:
Preferred stock; $.001 par value, 20,000,000 shares authorized
none issued and outstanding	-
Common stock; $.01 par value, 150,000,000 shares authorized
31,751,832 shares issued and outstanding	317,518
Additional paid-in capital	16,503,838
Accumulated deficit	(24,400,337)
Total stockholders' deficit	(7,578,981)

Total liabilities and stockholders' deficit	$5,673,860

See accompanying notes to consolidated financial statements.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	DECEMBER 31,
	2007	2006

Revenues	$8,694,549	$11,721,752

Cost of revenues	7,016,784	9,471,763

Gross profit	1,677,765	2,249,989

Operating expenses:

Selling, general and administrative expenses (includes
equity compensation of $1,124,100 and $2,111,402
for the years ended December 31, 2007 and 2006
respectively)	2,981,461	4,079,974

Depreciation and amortization	894,353	355,309

Loss on impairment of goodwill	-	203,124

Settlement expenses	5,000	210,000

Total operating loss	(2,203,050)	(2,598,419)

Other income (expenses):

Interest income	19,969	16,471
Interest expense	(1,541,148)	(1,866,211)
Total interest expense, net	(1,521,179)	(1,849,740)

Other income	143,553	234,068
Other expenses	-	(128,376)
Total other income	143,553	105,692

Net loss	$(3,580,675)	$(4,342,467)

Net loss per common share - basic and diluted	$(0.12)	$(0.14)

Weighted Average Common Shares Outstanding
-Basic and diluted	30,896,829	30,524,853

See accompanying notes to consolidated financial statements.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional		Total
	($.01 par value)		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Defict	Deficit

Balance, December 31, 2005	25,206,978	$252,069	$11,189,541	$(16,477,197)	$(5,035,587)

Issuance of common stock for services	15,375	154	5,587	-	5,741

Sale of common stock, net of offering costs	5,100,000	51,000	1,062,390	-	1,113,390

Exercise of stock options	202,500	2,025	4,000	-	6,025

Note discount 37,500 warrants issued	-	-	10,305	-	10,305

Issuance of warrants to consultants/lender	-	-	1,014,582	-	1,014,582

Vesting of employee stock options	-	-	27,487	-	27,487

Issuance of options for services	-	-	2,069,442	-	2,069,442

Net Loss	-	-	-	(4,342,466)	(4,342,466)

Balance, December 31, 2006	30,524,853	305,248	15,383,334	(20,819,663)	(5,131,081)

Issuance of common stock for services	1,979	20	990	-	1,010

Exercise of stock options	1,225,000	12,250	124,204	-	136,454

Vesting of employee stock options	-	-	35,000	-	35,000

Issuance of options for services	-	-	960,310	-	960,310

Net Loss	-	-	-	(3,580,675)	(3,580,675)

Balance, December 31, 2007	31,751,832	$317,518	$16,503,838	$(24,400,338)	$(7,578,982)

See accompanying notes to consolidated financial statements.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(3,580,675)	$(4,342,466)
Adjustments used to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	894,353	355,309
Amortization of debt discount	-	138,156
Issuance of warrants for services	-	15,782
Issuance of common stock for services	990	5,741
Issuance of stock options for services and stock options vested	1,123,110	2,096,929
Write off of goodwill	-	203,123
Settlement with vendor other income	-	(181,576)
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable	(12,699)	(519,530)
Accrued interest	44,213	(7,933)
Accrued expenses	73,508	516,601
Deferred revenue	360,000	-
Commissions payable	(25,550)	(82,119)
(Increase) decrease in:
Prepaid expenses and other current assets	(103,315)	(29,334)
Accounts receivable	15,044	312,558
Proceeds from refundable deposit	-	126,000
Deposits	-	(500)

Net cash used in operating activities	(1,211,022)	(1,393,259)

Cash flows from investing activities:
Purchases of property and equipment	(57,482)	(105,990)
Cash paid for acquisition and intangible assets	(153,759)	(294,470)
Cash paid for loan cost on convertible debt	-	(124,100)

Net cash used in investing activities	(211,241)	(524,560)

Cash flows from financing activities:
Net change in lines of credit	(571,097)	(4,450,643)
Payments on capital lease obligations	(44,581)	(152,960)
Advances to officer	(99,005)	(251,200)
Proceeds from notes payable	81,329	7,350,000
Payments on notes payable	(44,810)	(3,342,259)
Sale of common stock, net of $161,620 of offering costs	-	1,113,391
Exercise of stock options and warrants	8,674	6,025

Net cash (used in) provided by financing activities	(669,490)	272,354

NET DECREASE IN CASH	(2,091,752)	(1,645,465)

CASH, beginning of year	4,619,383	6,264,848

CASH, end of year	$2,527,631	$4,619,383

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$1,541,148	$1,718,309
Cash paid during the period for taxes	$151,837	$171,056

Supplemental disclosure on non-cash investing and financing activities:

Acquisition of equipment under capital lease	$-	$563,288
Reduction of loan payable officer in exchange for related accrual	$175,000	$43,750
Record beneficial conversion feature for convertible debt
Detachable warrants	$-	$10,305
Issuance of warrants to lender	$-	$998,800

See accompanying notes to consolidated financial statements.

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

Note 1 – Organization

Money Centers of America Inc. (the "Company" or "MCA"), a Delaware corporation, was incorporated in October 1997.  The Company is a single source provider of cash access services, ONSwitch™ Transaction Management System, and the Omni Network to the gaming industry.  The Company has combined advanced technology with personalized customer services to deliver ATM, Credit Card Advance, POS Debit, Check Cashing Services, CreditPlus (outsourced marker services), cash access host program, customer data sharing and merchant card processing.

Note 2 -  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit of $4,772,712, a stockholders’ deficit of $7,578,981 and an accumulated deficit of $24,400,337 at December 31, 2007.  The Company also reflected a net loss of $3,580,675 and net cash used in operations of $1,211,022, for the year ended December 31, 2007.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Basis of Presentation and Significant Accounting Policies

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
December 31, 2007

Significant estimates during 2007 and 2006 include depreciable lives on equipment, the valuation of stock options granted for services, the value of warrants issued in connection with debt related financing, valuation of intangible assets not having finite lives and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

(D)    Reclassification

Certain prior periods balances have been reclassified to conform to the current period’s financial statement presentation.  These reclassifications had no impact on previously reported results of operations or stockholders’ deficit.

(E)    Cash and Cash Equivalents and Compensating Balances

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2007, the balance exceeded the federally insured limit by $3,466,785.  In addition, the Company maintains a significant amount of cash at each of the casinos.  Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

 Additionally, the Company had $30,000 maintained under a compensating balance agreement.  The $30,000 is retained due to potential dishonorment of bad checks that are unforeseen.  There is an informal agreement between our bank and our lender that requires this compensating balance agreement.

(F)    Restricted Cash

Restricted cash is the balance of cash that is in the Company’s bank accounts and network that is used as collateral for our asset based lender (See Note 5).  The Company does not have access to this cash unless there is an amount over and above the required amount of collateral.  In order to pay operating expenses, the Company requests that the asset based lender transfer funds into the Company’s unrestricted cash accounts.  The restricted cash balance at December 31, 2007 was $2,527,631.

(G)    Accounts Receivable

Accounts receivable arise primarily from ATM, credit card advances and check cashing services provided at casino locations. Concentration of credit risk related to ATM and credit card advances are limited to the processors who remit the cash advanced back to the Company along with the Company’s allocable share of fees earned.  The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card advances.  No allowance was considered necessary at December 31, 2007 and 2006.

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

(H)    Equipment

Equipment is stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Equipment consists primarily of cash access devices and computer equipment.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from five to seven years.

(I)    Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset.   There were no impairment charges taken during the year ended December 31, 2007.

(J)   Goodwill, Intangibles and Related Impairment

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

(K)   Internal Use Software and Website Development Costs

The Company has adopted the provisions of AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use," and Emerging Issues Task Force ("EITF") Consensus 00-2.  "Accounting for Web Site Development Costs."  The type of costs incurred by the Company in developing its internal use software and Web site include, but are not limited to payroll-related costs (e.g. fringe benefits) for employees who devote time to the internal use computer software or Web site project, consulting fees, the price of computer software purchased from third parties and travel expenses incurred by employees or consultants in their duties directly associated with developing the software.  These costs are either expensed or capitalized depending on the type of cost and the stage of development of the software and Web site.

The Company makes ongoing evaluations of the recoverability of its capitalized internal use software and Web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values.  If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values.  At December 31, 2007 and 2006, no such write-offs were required.

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

At December 31, 2007, the net book value of capitalized software was $1,320,175. Amortization expense for the years ended December 31, 2007 and 2006 was $5,562 and $7,897, respectively.

(L)    Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the term of the related debt. At December 31, 2007, the gross amount of deferred financing costs was $1,299,183 and related accumulated amortization was $730,411.  At December 31, 2007 the Company reflects in the accompanying consolidated balance sheet net deferred financing costs of $568,772.  Amortization of deferred financing costs was $580,775 and $38,701 for the years ended December 31, 2007 and 2006, respectively.

 (M)  Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenue streams of the Company:

(1)    ATM’s and Credit Cards

Fees earned from ATM and credit card advances are recorded on the date of transaction.

(2)    Check Cashing

Revenue is recorded from fees on check cashing services on the date the check is cashed.  If a customer’s check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt expense.  The check is subsequently resubmitted to the bank for payment.  If the bank honors it, the amount of the check is recognized as a negative bad debt expense.  Based on the quick turnaround of the check being returned by the bank on which it is drawn and the resubmission to the bank for payment, the Company feels this method approximates the allowance method, which is a U.S. Generally Accepted Accounting Principle.  Based upon past history no allowance was considered necessary at December 31, 2007 and 2006, respectively.

(3)    Deferred Revenue

In December 2007, The Company licensed its internally developed transaction management system, OnSwitch™, to a customer.  The Company received a deposit of $360,000 which it recorded as deferred revenue until the software is fully installed and operational.  The Company expects to recognize this revenue in the second quarter of 2008.

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

(N)    Cost of Revenues

The cost of revenues primarily includes commissions paid, non management wages, employee benefits, bad debts, rents paid to contract lessors, transaction processing costs, cash replenishment fees, non-capitalizable operating lease fees for ATM’s and repairs and maintenance of ATM’s.

(O)    Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.  Advertising expense for the years ended December 31, 2007 and 2006 were $26,409 and $45,755, respectively.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable and accrued expenses, commissions payable, notes payable, convertible notes payable, net of debt discount, line of credit and due to related party approximate fair value due to the relatively short period to maturity for these instruments.

(R)    Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings per share is computed by dividing the net loss less preferred dividends for the period by the weighted average number of shares outstanding.  Diluted earnings per share is computed by dividing net loss by the weighted average number of shares outstanding including the effect of share equivalents.  Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at December 31, 2007 and 2006, respectively.  Accordingly, the basic and diluted EPS are the same.

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

At December 31, 2007 and 2006 there were 12,738,280 and 12,081,336 shares of issuable common stock underlying the options, warrants and convertible debt securities, respectively.

The following table summarizes all common stock equivalents outstanding at December 31, 2007 and 2006, respectively.

	2007	2006
Common stock options	8,918,280	3,565,000
Common stock warrants	3,820,000	7,960,780
Convertible notes payable	-	555,556
Total Common Stock Equivalents	12,738,280	12,081,336

(S)    Stock Based Compensation

The Company applies the provisions of SFAS No. 123(R), "Share-Based Payment," under the modified prospective method.  SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25 "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method.  Under the modified prospective method, the Company is required to recognize compensation cost for share-based payment to employees based on their grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied.

During 2007 and 2006, the Company granted 2,272,500 and 4,280,780 options, respectively to employees that were accounted for pursuant to SFAS No. 123(R).

During 2007 and 2006, the Company granted 900,000 and 2,182,500 warrants, respectively to non-employees that were accounted for pursuant to SFAS No. 123(R) and 123.

See detailed discussion of stock based compensation in Note 10.

(T)    Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b)  The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c)  Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d)  When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Note 4 -  Equipment

The major classes of property and equipment at December 31, 2007 are as follows:

Classification	Estimated Life
Equipment	5 years	$1,957,760
Furniture	5-7 years	104,353
Vehicles	5 years	9,000
		2,071,113
Less: accumulated depreciation		(1,258,281)
Equipment, net		$812,832

Depreciation expense for property and equipment for the years ended December 31, 2007 and 2006 was $307,774 and $249,349 respectively.

Of the totals presented above, capitalized equipment under capital leases had a gross carrying value of $1,064,050 and accumulated depreciation of $500,610 at December 31, 2007.

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

Note 5 -  Acquisition, Intangible Assets and Goodwill

On January 6, 2004, iGames acquired the capital stock of Available Money, Inc. ("Available Money") a provider of ATM cash access services.  This expanded our casino ATM business but it also propelled the Company into non-casino related ATM businesses, such as strip malls.  The acquisition was accounted for under the purchase method of accounting and the results of operations of Available Money are included in the operations of the Company from January 6, 2004.  The purchase price was $6,000,000.  The initial goodwill recorded on this purchase was approximately $3,800,000 (see Note 1(I)).  The remaining $2,100,000 was assigned to contract rights based on the discounted projected cash flow from the contracts through their expiration dates, using a 15% discount rate.  At December 31, 2007, the net book value of contract rights was $0.

During 2004, certain of the Available Money contracts were not renewed and the Company has canceled 1,470,589 shares of stock issued to the former Available Money shareholders, representing a $2,000,002 reduction in the purchase price, the Company has accordingly lowered the goodwill recorded on the purchase by $2,000,002, to approximately $1,831,000. As part of the settlement with the former owners of Available Money the purchase price was reduced by $150,000 and the Company reduced goodwill by $150,000 in March of 2005.   As a result of the July 2005 settlements of litigation with Equitex, Inc. and Chex Services, Inc. goodwill was reduced by $1,500,000 to approximately $200,000. The $1,500,000 reduction was offset against a corresponding reduction in loans payable.  During 2006 the remaining balance of approximately $200,000 was written off.

Intangible assets at December 31, 2007 are as follows:

(a)	Intangible assets

	Estimated Life
Software	15 Years	$9,928
Software development costs	5-7 years	1,348,269
Website development costs	3 years	24,000
Contract rights	1 – 3 years	2,100,306
Other	3 years	5,108
		3,487,611
Less: accumulated amortization		(2,167,436)
Intangibles, net		$1,320,175

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

Amortization expense, for intangible assets, for the years ended December 31, 2007 and 2006 was $5,804 and $67,259, respectively.

The following table represents the balance of intangible assets over the next 5 years and thereafter:

Intangible assets subject to amortization	Total	2008	2009	2010	2011	2012	Thereafter

Gross capitalized amount	$3,487,611	$3,487,611	$3,487,611	$3,487,611	$3,487,611	$3,487,611	$3,487,611
Accumulated amortization	(2,167,436)	(2,246,241)	(2,378,139)	(2,510,010)	(2,641,881)	(2,773,753)	(3,487,611)
Intangibles, net of accumulated amortization	$1,320,175	$1,241,370	$1,109,472	$977,601	$845,729	$713,858	$0
Amortization expense	$5,804	$78,805	$31,898	$131,871	$131,871	$131,871	$713,858

Note 6 - Notes Payable

Notes payable at December 31, 2007 consisted of the following:

In December 2006 the Company borrowed an aggregate $4,750,000 from a related party, Baena Advisors, LLC (“Baena”), evidenced by a promissory note.  Baena is owned by Sean Wolfington, the brother of our Chief Executive Officer and Chairman.  Interest on the note is payable monthly and bears interest at 30-day LIBOR plus 13% per annum.  In April 2007, the Lender paid off a bridge loan in the amount of $290,864 which included principal and all accrued interest, and added it to the principal amount of this note.  Monthly payments consist of interest only with the full amount of the note due on February 28, 2009.
$5,040,864

In December 2006 the Company borrowed an aggregate $2,525,000 from Mercantile Capital, LLP, as evidenced by a promissory note. Interest on the note is payable monthly and bears interest at a rate of 12.75% per annum. Monthly payments consist of interest only with the full amount of the note due at the end of the two year term.	2,498,190

In June 2007 the Company borrowed $9,000 from a family member of our chief executive officer. The note bears interest at 8% per annum and is payable monthly, beginning June 1, 2007.	6,000

Notes Payable	$7,545,054

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

At December 31, 2007, the Company had the following outstanding accrued interest payable for all debt instruments:

Interest accrued on Notes Payable and Lines of Credit	$103,063
Interest accrued on non convertible related note	1,783
Total accrued interest payable, Convertible notes	$104,846

Estimated interest expense on Notes Payable over the next threeyears is as follows:

2008	$1,239,395
2009	147,746
2010	-

Total	$1,387,141

Note 7 - Capital Leases

During the third quarter of 2007, the Company refinanced its outstanding capital leases with its ATM machine lender.  Obligations under capital lease of $648,301 are now payable in sixty monthly installments of $15,000 beginning July 2007.  The imputed interest rate on this lease refinance is 10.81%

Capital lease obligations at December 31, 2007 consisted of the following:

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

Obligation under capital lease, imputed interest rate at 10.81%; due June 2012; collateralized by equipment	$648,301
Less: current maturities	(125,720)
Long term obligation, net of current portion	$522,581

Future minimum lease payments for equipment acquired under capital leases at December 31, 2007 are as follows:

2008	216,978
2009	200,288
2010	200,288
2011	200,288
2012	100,143
Total minimum lease payments	917,985
Less amount representing interest	(269,684)
Present value of net minimum lease	648,301
Less current portion	(125,720)
$522,581

Note 8 -  Lines of Credit

Lines of credit at December 31, 2007 consisted of the following:

Line of credit, interest is payable monthly at 9% per annum, the line is unsecured and due on demand. This line has been established with one of the Company’s casino customers. This line is currently being disputed and is in litigation. See note 11 (4).	$922,827

Line of credit, non-interest bearing, the line is unsecured and due on demand. This line has been established with one of the Company’s casino customers.	761,175

Line of credit, the line is unsecured and due on demand. The Company pays a fixed stated amount of interest totaling $1,000 per month. The payments are recorded and charged to interest expense. This line has been established with one of the Company’s casino customers. At December 31, 2007, the Company had recorded related accrued interest payable of $1,000 in connection with this line of credit.	790,217

Total Lines of Credit	$2,474,219

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

Note 9 - Related Party Transactions

During 2007, the Company issued a $175,000 note to its CEO in payment of the CEO’s 2006 guaranteed bonus.  This loan in aggregate with previous notes to the Company’s CEO bear interest at 10%, are unsecured and due on demand.  The outstanding principal and related accrued interest balance on these notes at December 31, 2007 was $196,908.  Of the total, $1,783 represented accrued interest payable.  Interest is payable monthly and the total interest of $1,783 accrued at December 31, 2007 represents one months interest.

During 2007, the Company was party to a lease for a rental unit in West Palm Beach, Florida.  The lease for this property is with the brother of our CEO.  Rent of $1,699 is payable monthly.

Note 10 - Stockholders’ Deficit

Year Ended December 31, 2007

(A)          Common Stock Issuances

(1)  Cash

None

(2)  Services

In February 2007, the Company issued 1,979 shares of common stock to employees for services rendered.  The Company valued the shares at the fair market value on the date of issuance which was $0.50 per share based on the quoted closing trading price and recorded as non-cash compensation expense of $990.

(3)  Exercise of Options/Warrants

In February 2007, two directors exercised 200,000 options at $0.01 per share.  The Company received proceeds of $2,000 from the transaction and issued 200,000 shares of common stock.

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
December 31, 2007

In March 2007, a director exercised 20,000 options at $0.01 per share.  The Company received proceeds of $200 from the transaction and issued 20,000 shares of common stock.

In November 2007, a former director exercised 200,000 options at $0.01 per share.  The Company received proceeds of $2,000 from the transaction and issued 200,000 shares of common stock.

In November 2007, a former director exercised 780,000 options at $0.01 per share.  The Company received proceeds of $7,800 from the transaction and issued 780,000 shares of common stock.

B)           Accrued Penalty Shares

At December 31, 2007, pursuant to the terms of a prior common stock offering with registration rights, the Company has accrued penalties in the amount of 142,500 shares with respect to a delay in registering shares sold in a prior common stock offering.  The Company has valued these shares at $81,048 based on the quoted closing trading price every two weeks when the penalty accrued.  The fair value of the penalty has been recorded as a component of accrued expenses.

(C)          Stock Options

The Company follows SFAS No. 123R for all share based payment awards.  The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock option and warrant activity with employees and non-employees during 2007:

(1)   Option Grants - Employees

In February 2007, 500,000 options at an exercise price of $0.38 per share were issued to the Company’s CFO/COO pursuant to his employment agreement.  250,000 options vested July 1, 2007 and 250,000 options vest December 31, 2007.  The Company valued these shares using the Black-Scholes valuation model at $249,393 and accordingly booked a non-cash compensation expense in the same amount.

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
December 31, 2007

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

In December 2007, 527,500 options at an exercise price of $0.23 per share were issued to 8 employees according to management and the board of directors for additional compensation.  The Company valued these shares using the Black-Scholes valuation model at $120,798 and accordingly booked a non-cash compensation expense in the same amount.

In December 2007, 100,000 options at an exercise price of $0.01 per share were issued to one of our non-employee directors according to their compensation arrangements.  The Company valued these shares using the Black-Scholes valuation model at $22,980 and accordingly booked a non-cash compensation expense in the same amount.

(2)   Options Vested – Employees

In June 2007, options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.42 per share previously issued to the Company’s Chief Financial Officer vested according to the executives employment agreement.  The Company valued these shares at $35,000, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

(3)   Option Forfeitures – Employees

In December 2007, 102,500 options held by 7 employees with an exercise price of $0.33 per share expired.

(4)   Weighted Average Assumptions for 2007 Option Grants – Employees

Exercise prices on grant dates	$0.01 - $0. 38
Expected dividend yields	0%
Expected Volatility	132 – 178
Risk free interest rates	5%
Expected lives of options	10 years

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

Employee stock option activity for the years ended December 31, 2007 and 2006 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	3,602,500	$0.19
Granted	4,480,780	0.02
Exercised	(122,500)	0.01
Cancelled/Expired	-	-
Outstanding at December 31, 2006	7,960,780	$0.10
Granted	2,272,500	0. 25
Exercised	(1,212,500)	0.01
Cancelled/Expired	(102,500)	-
Outstanding at December 31, 2007	8,918,280	$0.12
Exercisable, December 31, 2007	8,918,280	$0.12

The following table summarizes the Company’s employee stock options outstanding at December 31, 2007:

	Options Outstanding
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
0.01	6,725,780	6.01-9.00	0.01
0.23-0.33	727,500	8.88-9.00	0.24
0.38-0.42	1,065,000	6.46-9.17	0.39
0.70-0.77	212,500	6.34-7.05	0.75
2.00-2.28	187,500	5.42-5.84	2.11
	8,918,280

(D)   Warrants

(1) Warrant Grants – Consultants

In January 2007, the Company issued 900,000 warrants to purchase the Company’s stock at an exercise price of $0.35, $0.37 and $0.70 respectively per share to a consultant for services rendered.  According to the issuance 300,000 warrants at $0.35 vested January 31, 2007, 300,000 warrants at $0.37 vest January 31, 2008 and the remaining 300,000 warrants at $0.70 will vest January 31, 2009.  The Company valued the 300,000 vested shares at $127,800 and accordingly booked a non-cash compensation expense in the same amount.

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

Warrant activity for the year ended December 31, 2007 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,457,500	$2.72
Granted	2,182,500	0.03
Exercised	(75,000)	0.01
Cancelled	-	-
Outstanding at December 31, 2006	3,565,000	$1.13
Granted	900,000	0.53
Exercised	(12,500)	0.01
Cancelled	(632,500)	4.75
Outstanding at December 31, 2007	3,820,000	$0.37

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

	Warrants Outstanding
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
0.01	2,277,500	5.04-9.25	0.01
0.30-0.37	870,000	1.95-9.35	0.23
0.40-0.44	30,000	8.01	0.42
0.47-0.51	30,000	7.93-8.01	0.49
0.70	300,000	9.35	-
1.00	75,000	0.75	1.00
2.40	112,500	1.08-5.50	2.40
4.00-6.00	125,000	0.75	4.00
	3,820,000

All outstanding warrants are exercisable at December 31, 2007, with the exception of 600,000 warrants issued to a consultant of the Company.

Year Ended December 31, 2006

(A)	Common Stock Issuances

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

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

(3)  Exercise of Options/Warrants

 In February 2006, an employee and a consultant exercised options and warrants to purchase 75,000 shares of the Company’s common stock at $.01 per share.  The Company received proceeds of $750 from the transaction and issued 75,000 shares.

In April 2006, an employee exercised options to purchase 15,000 shares of the Company’s common stock at $.01 per share, The Company received proceeds of $150 from the transaction and issued 15,000 shares of common stock.

In April 2006, an employee exercised options to purchase 25,000 shares of the Company’s common stock at $.01 per share, The Company received proceeds of $250 from the transaction and issued 25,000 shares of common stock.

In July 2006, a lender exercised warrants to purchase 25,000 shares of the Company’s common stock at $.01 per share The Company received proceeds of $250 from the transaction and issued 25,000 shares.

In October 2006, a lender exercised warrants to purchase 50,000 shares of the Company’s common stock at $.01 per share The Company received proceeds of $500 from the transaction and issued 50,000 shares.

In December 2006, an employee exercised warrants to purchase 12,500 shares of the Company’s common stock at $.33 per share The Company received proceeds of $4,125 from the transaction and issued 12,500 shares.

(B)	Accrued Penalty Shares

At December 31, 2006, pursuant to the terms of a prior common stock offering with registration rights, the Company has accrued penalties in the amount of 135,000 shares.  The Company has valued these shares at $81,048 based on the quoted closing trading price every two weeks when the penalty accrues. The fair value of the penalty has been recorded as a component of accrued expenses. In February 2006, the Company’s Form SB-2 was declared effective.  Pursuant to the terms of the original agreement once a registration statement had been declared effective, accrual of penalty shares is no longer required.  As of February 2006, the penalty shares have ceased accruing.

(C)	Stock Options

The Company follows SFAS No. 123R for all share based payment awards.  The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock option and warrant activity with employees and non-employees during 2006:

(1) Option Grants - Employees

In November 2006, 100,000 options at an exercise price of $0.01 per share were issued to the Company’s Chief Financial Officer according to a board resolution.  The Company valued these shares at $25,960, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

In November 2006, 200,000 options at an exercise price of $0.26 per share were issued to the Company’s Chief Financial Officer according to a board resolution.  The Company valued these shares at $51,520, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

In November 2006, 400,000 options at an exercise price of $0.01 per share were issued to the Company’s Board of Directors according to a board resolution.  The Company valued these shares at $103,840, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

In December 2006, 3,780,780 options at an exercise price of $0.01 per share issued to the Company’s Chief Executive Officer vested according to the executives employment agreement.  The Company valued these shares at $1,888,122, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

(2) Options/ Warrants Exercised – Employees/Consultants

In February 2006, a consultant exercised warrants to purchase 5,000 shares of the Company’s common stock at $.01 per share. The Company received proceeds of $50 from the transaction and issued 5,000 shares of common stock.

In February 2006, an employee exercised options to purchase 70,000 shares of the Company’s common stock at $.01 per share.  The Company received proceeds of $700 from the transaction and issued 70,000 shares of common stock.

In April 2006, an employee exercised options to purchase 15,000 shares of the Company’s common stock at $.01 per share, The Company received proceeds of $150 from the transaction and issued 15,000 shares of common stock.

In April 2006, an employee exercised options to purchase 25,000 shares of the Company’s common stock at $.01 per share, The Company received proceeds of $250 from the transaction and issued 25,000 shares of common stock.

In December 2006, an employee exercised options to purchase 12,500 shares of the Company’s common stock at $.33 per share.  The Company received proceeds of $4,125 from the transaction and issued 12,500 shares

(3) Options Vested – Employees

In May, 2006, options to purchase 12,500 shares of the Company’s common stock at an exercise price of $0.33 per share previously issued to an employee vested according to their stock option agreement.  The Company valued these shares at $4,266, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

In June 2006, options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.42 per share previously issued to the Company’s Chief Financial Officer vested according to the executives employment agreement.  The Company valued these shares at $18,955, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

In December, 2006, options to purchase 12,500 shares of the Company’s common stock at an exercise price of $0.33 per share previously issued to an employee vested according to their stock option agreement.  The Company valued these shares at $4,266, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

(4) Option Forfeitures – Employees

None

(5) Weighted Average Assumptions for 2006 Option Grants – Employees

Exercise prices on grant dates	$0.01 - $0.26
Expected dividend yields	0%
Expected Volatility	157 – 199
Risk free interest rates	4%
Expected lives of options	10 years

Note 11 - Commitments and Contingencies

(1)  Operating Leases

In connection with converting all of the Available Money ATM’s, the Company now pays rent to various mall properties where it has ATM machines.  These monthly rents average $25,000 per month in the aggregate.

The Company is party to a 39-month lease agreement pursuant to which it rents office space in Pennsylvania at a monthly rent of $2,635.  This lease expired February 2008 and the company is now on a month to month lease.

The Company’s total rent expense under operating leases was $360,828 and $474,106 for the years ended December 31, 2007 and 2006, respectively.

Estimated rent expense under non-cancelable operating leases over the next five years is as follows:

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

2008	282,219
2009	267,984
2010	111,660
2011	-
20112	-

Total	661,863

(2)  Casino Contracts

The Company operates at a number of Native American owned gaming establishments under contracts requiring the Company to pay commissions to operate at the respective gaming locations.

Typically, the fees are earned by the gaming establishment over the life of the contract based on one of the following scenarios:

(A)	A dollar amount, as defined by the contract, per transaction volume processed by the Company.

(B)	A percentage of the Company’s profits at the respective location.

As of December 31, 2007 the Company has recorded $433,752 of accrued commissions on casino contracts. Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

(3)  Employment Agreements

(A)  CEO

(1)  Employment Agreement

In January 2004, the Company entered into a five-year employment agreement with its Chairman, President and Chief Executive Officer.  In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors )  (the "Base Salary"), the employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar  year (the  "Guaranteed  Bonus" )   and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus").  Pursuant to his employment agreement, the officer is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement.  At December 31, 2007, the Company had accrued $175,000 for bonus. During 2007, the Company’s CEO agreed to defer $70,000 of his base salary, which the Company has accrued.

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

(2) Commissions Payable

The Company pays sales commission to sales persons closing various contracts.  The CEO was paid $5,708 in sales commission for 2007.

(B)  CFO/COO

In March 2007, the Company entered into an amended and restated employment agreement, dated March 1, 2007 which amended and restated the employment agreement, dated June 14, 2005, by and between the Company and its Chief Financial Officer.  Mr. Walsh shall serve as the Company’s Chief Financial Officer and Chief Operating Officer.

The term of the Employment Agreement was retroactive to December 31, 2006 and continues until the earlier of CFO’s death or termination by either the Company or  the CFO.  The CFO/COO annual salary shall be no less than $170,000.  Upon termination of the Employment Agreement within six (6) months following a change in control of the Company either by the Company without cause or by the CFO/COO, the CFO/COO will receive severance pay equal to one year’s salary.

In addition, the CFO was granted options to purchase 500,000 shares of the Company’s common stock with an exercise price of $.38 per share. The Options have a term of ten years and are exercisable as follows:  (i) options to purchase 250,000 shares of the Company’s common stock are exercisable on July 1, 2007; and (ii) options to purchase 250,000 shares of the Company’s common stock are exercisable on December 31, 2007, in each case as long as the CFO is employed by the Company.  The Options are immediately exercisable following a change in control of the Company.  If CFO’s employment by the Company is terminated by the Company without good cause or CFO elects early termination with good reason, all unvested Options automatically vest.

 (4)  Litigation

On or about August 28, 2007 , The Campo Band of Kumeyaay Indians d/b/a The Golden Acorn Casino (the "Casino"), commenced an Arbitration proceeding before the JAMS Arbitration service in San Diego.  In its Demand for Arbitration, the Casino alleges that Money Centers of America, Inc. ("MCA") breached its Financial Services Agreement with the Casino.  The Casino seeks damages in excess of $950,000.  MCA believes the Casino's claims lack merit and intends to vigorously defend them.  MCA believes the Casino wrongfully terminated the Financial Services Agreement almost three years prior to the conclusion of its contractually agreed upon renewal term.  MCA has therefore filed a counterclaim against the Casino and seeks to recover by way of offset or otherwise approximately $800,000 in damages which resulted from the Casino's wrongful early termination of the Financial Service Agreement.

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

Note 12 -  Customer Concentrations

For the year ended December 31, 2007, approximately 63% of total revenues were derived from operations at two full service casinos.  Two other customers represented approximately 20% of our total revenues for the year ended December 31, 2007.

For the year ended December 31, 2006, approximately 62% of total revenues were derived from operations at three full service casinos. No other customers represented more than ten percent of the Company’s total revenues for the year ended December 31, 2006.  One of these casinos did not renew its contract in May of 2006, but still represented 16.7 percent of our revenues in 2006.

Note 13 -  Cash Rental Program and Related Interest Expense

Included in interest expense are monies owed to an unrelated vendor for interest charges.  The interest is based on the amount of cash in the Company’s Available Money ATM machines and network and is calculated on a daily basis.  The balance of this cash funded by the vendor in the Company’s ATM machines at December 31, 2007 was approximately $977,000.  The interest rate on the $977,000 is prime plus zero. Effectively the company rents this cash.  The Company does not reflect this cash as an asset or the loan as a liability on its balance sheet at year end. Interest expense from this cash was $136,930 for 2007.

Note 14 -  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
Deferred tax assets:	2007	2006
Net operating loss carryforwards	$3,658,000	$2,779,000
Accrued expenses	325,000	325,000
Depreciation and amortization	(45,000)	60,000
Compensatory element of stock options	1,132,000	739,000
Less valuation allowance	(5,070,000)	(3,903,000)
Net deferred tax assets	$-	$-

The reconciliation of the income tax computed at the U.S. federal statutory rate to income tax expense for the periods ended December 31, 2007 and 2006:

	December 31,
	2007	2006
Tax (benefit) at federal statutory rate (34%)	$(1,253,000)	$(1,520,000)
Stock issued for interest	-	52,000
Goodwill impairment	-	71,000
Ammortization	86,000	-
Change in valuation allowance	1,167,000	1,397,000
Net income tax benefit	$-	$-

Money Centers of America, Inc. and Subsidiaries
Notes to Financial Statements
December 31, 2007

FASB No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at December 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At December 31, 2007, the Company has available net operating loss carryforwards of approximately $10,453,000, which expire in the year 2021-2027.  $2,425,000 of the net operating losses are subject to the limitations under Section 382 of the Internal Revenue Code relating to changes in ownership in the amount of $231,000 annually as calculated under code Section 382 of the Internal Revenue Code.

Note 13 -  Subsequent Events (Unaudited)

In April 2008, the Company granted options to purchase and aggregate 400,000 options of the Company’s common stock to its Board of Directors.  The options have an exercise price of $0.01.