Form 10-Q
period 2008-03-31
MONEY CENTERS OF AMERICA, INC.
filed 2008-05-20
CIK 1165271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission File No. 000-49723

Money Centers of America, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	23-2929364
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
700 South Henderson Road, Suite 325, King of Prussia, PA 19406
(Address of Principal Executive Offices)

(610) 354-8888
(Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check One)

Large Accelerated Filer   Yes [   ]   No [   ]              Accelerated Filer   Yes [   ]   No [   ]

Non-Accelerated Filer   Yes [   ]   No [   ]               Smaller Reporting Company  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [   ]    No [X]

As of May 15, 2008 31,751,832 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

MONEY CENTERS OF AMERICA, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008
	(Unaudited)	December 31, 2007
Current assets:
Restricted cash	$1,693,436	$2,527,631
Accounts receivable	15,596	15,140
Prepaid expenses and other current assets	491,960	373,913
Total current assets	2,200,992	2,916,684

Property and equipment, net	768,508	812,832

Other assets:
Intangible assets, net	1,521,957	1,320,175
Deferred financing costs, net	425,644	568,772
Deposits	55,397	55,397
Total other assets	2,002,998	1,944,344

Total assets	$4,972,498	$5,673,860

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$401,060	$486,964
Deferred revenue	722,655	360,000
Accrued interest	174,433	112,377
Accrued expenses	557,344	791,976
Current portion of capital lease	119,740	125,720
Notes payable	2,503,065	2,504,190
Notes payable, related party	5,040,864	-
Lines of credit	2,037,469	2,474,219
Due to officer	429,872	195,125
Commissions payable	696,083	638,825
Total current liabilities	12,682,585	7,689,396

Long-term liabilities:
Capital lease, net of current portion	491,427	522,581
Note payable, related party	-	5,040,864
Total long-term liabilities	491,427	5,563,445

Total Liabilities	13,174,012	13,252,841

Stockholders' Deficit:
Preferred stock; $.001 par value, 20,000,000 shares authorized
none issued and outstanding	-	-
Common stock; $.01 par value, 150,000,000 shares authorized
31,751,832 shares issued and outstanding	317,518	317,518
Additional paid-in capital	16,631,608	16,503,838
Accumulated deficit	(25,150,640)	(24,400,337)
Total stockholders' deficit	(8,201,514)	(7,578,981)

Total liabilities and stockholders' deficit	$4,972,498	$5,673,860

See accompanying notes to unaudited consolidated financial statements.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007

Revenues	$2,387,188	$2,169,683

Cost of revenues	1,907,059	1,703,219

Gross profit	480,129	466,464

Operating expenses:

Selling, general and administrative expenses (includes
equity compensation of $127,700 and $585,995
for the three months ended March 31, 2008 and 2007
respectively)	648,977	1,113,379

Depreciation and amortization	220,264	222,532

Total operating loss	(389,112)	(869,447)

Other income (expenses):

Interest income	6,005	4,386
Interest expense	(367,195)	(368,119)
Total interest expense, net	(361,190)	(363,733)

Other income	-	9,788
Total other income	-	9,788

Net loss	$(750,302)	$(1,223,392)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)

Weighted Average Common Shares Outstanding
-Basic and diluted	31,751,832	30,769,853

See accompanying notes to unaudited consolidated financial statements.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(750,302)	$(1,223,392)
Adjustments used to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	220,264	222,532
Issuance of warrants for services	127,770	-
Issuance of common stock for services	-	990
Issuance of stock options for services and stock options vested	-	585,005
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable	(85,904)	(29,541)
Accrued interest	62,056	42,877
Accrued expenses	10,368	(40,947)
Deferred revenue	362,655	-
Commissions payable	57,258	(26,831)
(Increase) decrease in:
Prepaid expenses and other current assets	(118,047)	(21,490)
Accounts receivable	(456)	11,713

Net cash used in operating activities	(114,338)	(479,084)

Cash flows from investing activities:
Purchases of property and equipment	(31,970)	(12,445)
Cash paid for acquisition and intangible assets	(202,625)	(48,750)

Net cash used in investing activities	(234,595)	(61,195)

Cash flows from financing activities:
Net change in lines of credit	(436,751)	(643,489)
Payments on capital lease obligations	(37,133)	-
Advances to officer	(10,253)	(13,098)
Proceeds from notes payable	-	72,329
Payments on notes payable	(1,125)	-
Exercise of stock options and warrants	-	621

Net cash used in financing activities	(485,262)	(583,637)

NET DECREASE IN CASH	(834,195)	(1,123,916)

CASH, beginning of period	2,527,631	4,619,383

CASH, end of period	$1,693,436	$3,495,467

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$367,195	$368,119
Cash paid during the period for taxes	$46,021	$46,102

Supplemental disclosure on non-cash investing and financing activities:

Reduction of loan payable officer in exchange for related accrual	$245,000	$175,000

See accompanying notes to unaudited consolidated financial statements.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Money Centers of America Inc. (the "Company" or "MCA"), a Delaware corporation, was incorporated in October 1997.  The Company is a single source provider of cash access services, OnSwitch™ Transaction Management System, and the Omni Network™. The Company has combined advanced technology with personalized customer services to deliver ATM, Credit Card Advance, POS Debit, Check Cashing Services, CreditPlus (outsourced marker services), cash access host program, customer data sharing and merchant card processing.

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

Significant estimates during 2008 and 2007 include depreciable lives on equipment, the valuation of stock options granted for services, the value of warrants issued in connection with debt related financing, valuation of intangible assets not having finite lives and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  The balance exceeded the federally insured limit by $2,669,562 and $3,466,785 at March 31, 2008 and December 31, 2007, respectively.  In addition, the Company maintains a significant amount of cash at each of the casinos.  Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

Additionally, the Company had $30,000 maintained under a compensating balance agreement.  The $30,000 is retained due to potential dishonorment of bad checks that are unforeseen.  There is an informal agreement between our bank and our lender that requires this compensating balance agreement.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

 (F)    Restricted Cash

Restricted cash is the balance of cash that is in the Company's bank accounts and network that is used as collateral for our asset based lender (See Note 3). The Company does not have access to this cash unless there is an amount over and above the required amount of collateral. In order to pay operating expenses, the Company requests that the asset based lender transfer funds into the Company's unrestricted cash accounts. The restricted cash balance was $1,693,436 and $2,527,631 at March 31, 2008 and December 31, 2007, respectively.

(G)    Accounts Receivable

Accounts receivable arise primarily from ATM, credit card advances and check cashing services provided at casino locations.  Concentration of credit risk related to ATM and credit card advances are limited to the processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card advances. Accordingly, no allowance was considered necessary at March 31, 2008 and December 31, 2007.

(H)    Equipment

Equipment is stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Equipment consists primarily of cash access devices and computer equipment.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from five to seven years.

(I)    Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. There were no impairment charges taken during the periods ended March 31, 2008 and December 31, 2007.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

The Company makes ongoing evaluations of the recoverability of its capitalized internal use software and Web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values.  If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values.  At March 31, 2008 and 2007, no such write-offs were required.

At March 31, 2008, the net book value of capitalized software was $1,358,332.  Amortization expense for the periods ended March 31, 2008 and 2007 was $842 and $1,798, respectively.

(L)    Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the term of the related debt. At March 31, 2008, the gross amount of deferred financing costs was $1,299,183 and related accumulated amortization was $873,539.  At March 31, 2008 the Company reflects in the accompanying consolidated balance sheet net deferred financing costs of $425,644.  Amortization of deferred financing costs was $143,128 and $144,452 at March 31, 2008 and 2007, respectively.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

(2)    Check Cashing

Revenue is recorded from fees on check cashing services on the date the check is cashed.  If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment.  If the bank honors it, the amount of the check is recognized as a negative bad debt expense.  Based on the quick turnaround of the check being returned by the bank on which it is drawn and the resubmission to the bank for payment, the Company feels this method approximates the allowance method, which is a Generally Accepted Accounting Principle.  Based upon past history no allowance was considered necessary at March 31, 2008 and 2007, respectively.

(3)    Deferred Revenue

In December 2007, the Company licensed its internally developed transaction management system, OnSwitch™, to a customer.  The Company has received deposits of $915,705 of which $722,655 are recorded as deferred revenue until the software is fully installed and operational, and $193,050 has been recorded as revenue from Hardware Fees for equipment sold to the customer.  The Company expects to recognize the remaining deferred revenue in the second quarter of 2008.

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

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(O)    Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.  Advertising expense for the periods ended March 31, 2008 and 2007 were $3,197 and $12,903, respectively.

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

(R)    Earnings per Share

In accordance with Statement of Financial Accounting Standards No.  128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents.  Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at March 31, 2008 and 2007, respectively. Accordingly, the basic and diluted EPS are the same.

At March 31, 2008 and 2007 there were 12,738,280 and 10,476,336 shares of issuable common stock underlying the options, warrants and convertible debt securities, respectively.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

The following table summarizes all common stock equivalents outstanding at March 31, 2008 and 2007, respectively.

	2008	2007
Common stock options	8,918,280	8,013,280
Common stock warrants	3,820,000	1,907,500
Convertible notes payable	-	555,556
Total Common Stock Equivalents	12,738,280	10,476,336

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

During the first three months of 2008 and 2007, the Company granted 0 and 1,265,000 options, respectively to employees that were accounted for pursuant to SFAS No. 123(R).

During the first three months of  2008 and 2007, the Company granted 0 and 900,000 warrants, respectively to non-employees that were accounted for pursuant to SFAS No. 123(R) and 123.

See detailed discussion of stock based compensation in Note 7.

2. UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The accompanying unaudited consolidated financial statements for the interim periods reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the unaudited consolidated financial position, operating results and cash flows for the periods presented.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2007 and notes thereto contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full year ending December 31, 2008.

3.   NOTES PAYABLE

Notes payable at March 31, 2008 and December 31, 2007 consisted of the following:

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

	March 31, 2008	December 31, 2007
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
	$5,040,864	5,040,864

In December 2006 the Company borrowed an aggregate $2,525,000 from Mercantile Capital, LLP, as evidenced by a promissory note. Interest on the note is payable monthly and bears interest at a rate of 12.75% per annum. Monthly payments consist of interest only with the full amount of the note due at the end of the two year term.	2,498,190	2,498,190

In June 2007 the Company borrowed $9,000 from a family member of our chief executive officer. The note bears interest at 8% per annum and is payable monthly, beginning June 1, 2007.	4,875	6,000

Notes Payable	$7,543,929	$7,545,054

At March 31, 2008, the Company had the following outstanding accrued interest payable for all debt instruments:

Interest accrued on Notes Payable and Lines of Credit	$170,061
Interest accrued on non convertible related note	4,372
Total accrued interest payable, Convertible notes	$174,433

4.	CAPITAL LEASES

During the third quarter of 2007, the Company refinanced its outstanding capital leases with its ATM machine lender.  Obligations under capital lease of $692,883 are now payable in sixty monthly installments of $15,000 beginning July 2007.  The imputed interest rate on this lease refinance is 10.81%

Capital lease obligations at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Obligation under capital lease, imputed interest rate at 10.81%; due June 2012; collateralized by equipment	$611,167	648,301
Less: current maturities	(119,740)	(125,720)
Long term obligation, net of current portion	$491,427	522,581

5.	DUE TO OFFICER

During the first quarter of  2008, the Company issued a note to its CEO totaling $245,000.  The note was issued in payment of the CEO's 2007 guaranteed bonus of $175,000 and $70,000 of wages our CEO deferred in 2007.  This loan bears interest at 30-day LIBOR plus 11% per annum, is unsecured and due on demand.  Previously issued loans from our CEO bear interest at 10% per annum, are unsecured and due on demand.  The outstanding principal and related accrued interest balance at March 31, 2008 was $434,244. Of the total, $4,372 represented accrued interest payable.  Interest is payable monthly and the total interest of $4,372 accrued at March 31, 2008 represents one months interest.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

6.	LINES OF CREDIT

Lines of credit at March 31, 2008 consisted of the following:

	March 31, 2008	December 31, 2007
Line of credit, interest is payable monthly at 9% per annum, the line is unsecured and due on demand. This line has been established with one of the Company’s casino customers. This line is currently being disputed and there has been an interim reward issued. See Note 8 (4) and Note 12.	$922,827	$922,827

Line of credit, non-interest bearing, the line is unsecured and due on demand. This line has been established with one of our casino customers.	380,201	761,175

Line of credit, the line is unsecured and due on demand. The Company pays a fixed stated amount of interest totaling $1,000 per month. The payments are recorded and charged to interest expense. This line has been established with one of our casino customers. At March 31, 2008, the Company had recorded related accrued interest payable of $1,000 in connection with this line of credit.	734,441	790,217

Lines of Credit	$2,037,469	$2,474,219

7.	STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2008

(A)	Common Stock Issuances

(1)	Cash

None

(2)	Services

None

(3)	Exercise of Options/Warrants

None

(B)	Accrued Penalty Shares

At March 31, 2008, pursuant to the terms of a prior common stock offering with registration rights, the Company has accrued penalties in the amount of 142,500 shares with respect to a delay in registering shares sold in a prior common stock offering.  The Company has valued these shares at $81,048 based on the quoted closing trading price every two weeks when the penalty accrued.  The fair value of the penalty has been recorded as a component of accrued expenses.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(C)	Stock Options

The Company follows SFAS No. 123(R) for all share based payment awards.  The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock option and warrant activity with employees and non-employees during the first quarter of 2008:

(1)	Option Grants - Employees

None

(2)	Options/ Warrants Exercised - Employees

None

(3)	Option Forfeitures - Employees

None

(4)	Weighted Average Assumptions for 2008 Option Grants – Employees

None

Employee stock option activity for the three months ended March 31, 2008 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2007	8,918,280	$0.12
Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at March 31, 2008	8,918,280	$0.14

The following table summarizes the Company's employee stock options outstanding at March 31, 2008:

Options Outstanding
Range of Exercise		Weighted Average	Weighted Average
Price	Number	Remaining Life	Exercise Price

0.01	6,725,780	5.76-9.73	0.01
0.23 - 0.26	727,500	8.63-9.73	.024
0.38 - 0.42	1,065,000	6.21-8.96	0.39
0.70 - 0.77	212,500	6.09-6.81	0.75
2.00-2.28	187,500	5.17-5.59	2.11
	8,918,280		0.14

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

At March 31, 2008, 8,918,280 stock options are exercisable with a weighted average exercise price of $.14.

(D)	Warrants

(1)	Warrant Grants – Consultants

None

(2)	Warrants Vested - Consultants

In January 2008, warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.37 per share previously issued to a consultant for services rendered vested.  The Company valued these shares at $127,770, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

Warrant activity for the period ended March 31, 2008 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2007	3,820,000	$0.37
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2008	3,820,000	$0.32

Warrants Outstanding
Range of Exercise		Weighted Average	Weighted Average
Price	Number	Remaining Life	Exercise Price
0.01	2,277,500	4.53-8.75	0.01
0.30-0.37	870,000	1.45-8.84	0.36
0.40	15,000	7.51	0.40
0.44	15,000	7.51	0.44
0.47-0.51	30,000	7.42-7.51	0.49
0.70	300,000	8.84	-
1.00	75,000	0.25	1.00
2.40	112,500	0.58-5.00	2.40
4.00	125,000	0.25	4.00
	3,820,000

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

All outstanding warrants are exercisable at March 31, 2008, with the exception of 300,000 warrants issued to a consultant of the Company.

8.	COMMITMENTS AND CONTINGENCIES

(1)	Operating Leases

In connection with converting all of the Available Money ATM's, the Company now pays rent to various mall properties where it has ATM machines. These monthly rents average $26,000 per month.

The Company is party to a 39-month lease agreement pursuant to which it rents office space in Pennsylvania at a monthly rent of $2,635. This Lease expired February 2008 and the Company is now on a month to month lease.

The Company's total rent expense under operating leases was $97,168 and $85,125 for the three months ended March 31, 2008 and 2007, respectively.

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

As of March 31, 2008 the Company has recorded $372,031 of accrued commissions on casino contracts.

Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

(3)	Employment Agreements

(A)	CEO

(1)	Employment Agreement

In January 2004, the Company entered into a five-year employment agreement with its Chairman, President and Chief Executive Officer.  In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors )  (the "Base Salary"), the employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar  year (the  "Guaranteed  Bonus" )   and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus").  Pursuant to his employment agreement, the officer is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement.  At March 31, 2008, the Company had accrued $43,750 for bonus.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(2)	Commissions Payable

The Company pays sales commissions to sales persons closing various contracts. The CEO was paid $0 in sales commissions for the first three months of 2008.

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

In addition, the CFO was granted options to purchase 500,000 shares of the Company’s common stock with an exercise price of $0.38 per share. The Options have a term of ten years and are exercisable as follows:  (i) options to purchase 250,000 shares of the Company’s common stock are exercisable on July 1, 2007; and (ii) options to purchase 250,000 shares of the Company’s common stock are exercisable on December 31, 2007, in each case as long as the CFO is employed by the Company.  The Options are immediately exercisable following a change in control of the Company.  If CFO’s employment by the Company is terminated by the Company without good cause or CFO elects early termination with good reason, all unvested Options automatically vest.

(4)	Litigation

On or about August 28, 2007 , The Campo Band of Kumeyaay Indians d/b/a The Golden Acorn Casino (the "Casino"), commenced an Arbitration proceeding before the JAMS Arbitration service in San Diego.  In its Demand for Arbitration, the Casino alleged that Money Centers of America, Inc. ("MCA") breached its Financial Services Agreement with the Casino.  The Casino sought damages in excess of $950,000.  MCA filed a counterclaim alleging the Casino wrongfully terminated the Financial Services Agreement almost three years prior to the conclusion of its contractually agreed upon renewal term.  On April 29, 2008 the Arbitrator issued an Interim Award finding that the Band breached the Financial Services Agreement and awarded MCA $716,706 on its counterclaim.  The Interim Award also found that in addition to the $922,827 that MCA stipulated was owed to the Casino, it must pay prejudgment interest in the amount of $128,380, for a total of $1,051,207.  The Interim Award is not yet final because the Arbitrator is still considering whether either party is entitled to recover its arbitration costs (not to include any attorneys’ fees).

9.	CUSTOMER CONCENTRATIONS

For the three months ended March 31, 2008, approximately 65% of total revenues were derived from operations at two full service casinos.  Two other customers represented approximately 19% of our total revenues for the three months ended March 31, 2008.

10.	CASH RENTAL PROGRAM AND RELATED INTEREST EXPENSE

Included in interest expense are monies owed to an unrelated vendor for interest charges.  The interest is based on the amount of cash in the Company’s Available Money ATM machines and network and is calculated on a daily basis.  The balance of this cash funded by the bank in the Company’s ATM machines at March 31, 2008 was approximately $879,000.  The interest rate on the $879,000 is prime minus 5/8.  Effectively the Company rents this cash.  The Company does not reflect this cash as an asset or the loan as a liability on its balance sheet at March 31, 2008.  Interest expense from this cash was $25,447 for the three months ended March 31, 2008.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

11.	GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit of $10,481,593, a stockholders' deficit of $8, 201,514 and an accumulated deficit of $25,150,640 at March 31, 2008.  The Company also reflected a net loss of $750,302 and net cash used in operations of $114,338, for the three months ended March 31, 2008.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

In April 2008, the Company granted options to purchase an aggregate 400,000 options of the Company’s common stock to its Board of Directors.  The options have an exercise price of $0.01.

On or about August 28, 2007 , The Campo Band of Kumeyaay Indians d/b/a The Golden Acorn Casino (the "Casino"), commenced an Arbitration proceeding before the JAMS Arbitration service in San Diego.  In its Demand for Arbitration, the Casino alleged that Money Centers of America, Inc. ("MCA") breached its Financial Services Agreement with the Casino.  The Casino sought damages in excess of $950,000.  MCA filed a counterclaim alleging the Casino wrongfully terminated the Financial Services Agreement almost three years prior to the conclusion of its contractually agreed upon renewal term.  On April 29, 2008 the Arbitrator issued an Interim Award finding that the Band breached the Financial Services Agreement and awarded MCA $716,706 on its counterclaim.  The Interim Award also found that in addition to the $922,827 that MCA stipulated was owed to the Casino, it must pay prejudgment interest in the amount of $128,380, for a total of $1,051,207.  The Interim Award is not yet final because the Arbitrator is still considering whether either party is entitled to recover its arbitration costs (not to include any attorneys’ fees).

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those included in our Annual Report on Form 10-KSB filed on April 15, 2008.  The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

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

History

We are a single source provider of cash access services to the gaming industry.  We combine advanced technology with personalized customer services to deliver ATM, credit card advance, POS debit card advance, Check Cashing Services and CreditPlus marker services on an outsourcing basis to casinos, license our OnSwitch™ transaction management system to casinos and merchant card processing.

We were formed as a Delaware corporation in 1997.  Prior to March 2001, we were a development company focusing on the completion of a Point of Sale ("POS") transaction management system for the gaming industry.  In March 2001, we commenced operations with the launch of the POS system at the Paragon Casino in Marksville, LA.

Current Overview

Our core business of providing single source full service cash access services in the gaming industry continues to be the major source of our revenue and profits in 2008.  We have also launched several new services in the last 30 months, such as OnSwitch™ and Omni Network that have helped to differentiate our product offering in the marketplace.  Our core business generates revenues from transaction fees associated with each unique service we provide, including ATMs, credit card advances, POS Debit, check cashing, markers and various other financial instruments.  We receive our fees from either the casino operator or the consumer who is requesting access to their funds.  The pricing of each transaction type is determined by evaluating risk and costs associated with the transaction in question.  Accordingly, our transaction fees have a profit component built into them.  Furthermore, reimbursement for electronic transactions are guaranteed by the credit or debit networks and associations that process the transactions as long as procedures are followed, thereby reducing the period of time that trade accounts receivable are outstanding to several days.

We deployed our OnSwitchTM Transaction Management System (OnSwitchTM) internally in January 2006 and have been marketing it to casinos.  In our view, there were two hurdles to the first sales.  First, no company has ever offered a product to the casino market like OnSwitchTM,, which allows the casino to actually control their own cash access.  We cleared this barrier when we sold our first OnSwitchTM in December 2007 to the Rolling Hills Casino.  Secondly, prospective casino customers want to see OnSwitchTM “live” and in operation in a casino.  MCA expects to clear this barrier in the second quarter of 2008 when we have fully deployed OnSwitchTM at the Rolling Hills Casino.  We have several casinos far along in the OnSwitchTM sales process and we believe that once we have OnSwitchTM fully deployed at the Rolling Hills Casino, we will obtain additional OnSwitchTM  commitments shortly thereafter.

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

The trend towards consolidation of the major gaming companies has continued and will make it difficult to continue to offer our services in the traditional manner.  The economics are too compelling for the gaming operators not to consider internalizing these operations in order to generate additional revenue and profits to service the debt associated with the consolidation.  Our preparation has continued to position us to capitalize on this trend.  We have prepared for this change and have already begun to offer our systems and services through licensing OnSwitch™ , our transaction management system.  In addition to outsourcing the cash services operations, we now offer turn-key processing capabilities for internal use by the casino.  This means casinos will license our technology so they can operate and maintain their own cash access services, including the addition of their merchant card processing.  Our size makes us uniquely capable of adapting to this change.  Though the license agreements do not have the same revenue potential as a traditional cash services contract, the net income derived from these agreements is higher, the user agreements are for a longer period of time and we do not have the same capital expenditures or vault cash requirements that we experience in performing traditional cash access services.  Furthermore, our larger competitors have spent years trying to conceal the economic benefits of this type of offering because their large infrastructure is designed to only support an outsourced solution.

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

Results of Operations
Three Months Ended March 31, 2008 (Unaudited) vs. Three Months Ended March 31, 2007 (Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Change
Net Loss	(750,302)	$(1,223,392)	$473,090
Revenues	2,387,188	2,169,683	217,505
Cost of revenues	1,907,059	1,703,219	203,840
Commissions & Rents Paid	949,902	928,057	21,845
Wages & Benefits	442,119	429,031	13,088
Processing Fee & Service Charges	266,161	256,461	9,700
Bad Debts	15,491	11,056	4,435
ATM Lease Fees & Maintenance	65,245	8,775	56,470
Cash Replenishment Services	22,840	23,637	(797)
Other	145,301	46,201	99,100
Gross Profit	480,129	466,464	13,665
Selling, General and Administrative Expenses	521,207	527,384	(6,177)
Contributions	5,500	3,000	2,500
Management Compensation	173,750	172,059	1,691
Marketing	3,197	12,903	(9,706)
Professional Fees	147,704	78,423	69,281
Trade Show & Sponsorships	-	51,307	(51,307)
Travel	53,444	57,892	(4,448)
Other	137,612	151,800	(14,188)
Noncash Compensation	127,770	585,995	(458,225)
Depreciation and amortization	220,264	222,532	(2,268)
Interest expense, net	(361,190)	(363,733)	(2,543)
Other income (expenses)	-	9,788	(9,788)

Our net loss decreased by approximately $473,000 during the three months ended March 31, 2008 primarily due to a decrease  in non cash compensation.

Our revenues as a whole increased by approximately 10% during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The Money Centers portfolio (consisting primarily of full-service casino contracts) increased 14% or $262,075.  We lost approximately $38,000 in revenues from the loss of contracts in the 4th quarter 2007.  We had the addition of $120,000 in revenues from new contracts, while the remaining Money Centers casinos same store sales remained relatively unchanged from same quarter last year.  We also had the addition of $193,050 in revenues from the sale of hardware to our OnSwitch™ customer. The Available Money portfolio (consisting of ATM contracts) decreased 14% or $43,945 due to termination of contracts.

Our selling, general and administrative expenses decreased by approximately $6,000 during the three months ended March 31, 2008 primarily due to an increase in legal fees, offset by a decrease in trade shows and a decrease in other expenses.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the fiscal quarter ended March 31, 2008 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Changes in Financial Position, Liquidity and Capital Resources

	Three Months Ended March 31, 2008 ($) (Unaudited)	Three Months Ended March 31, 2007 ($) (Unaudited)	Change ($)
Net Cash Used in Operating Activities	(114,338)	(479,084)	364,746
Net Cash Used in Investing Activities	(234,595)	(61,195)	(173,400)
Net Cash Used in Financing Activities	(485,262)	(583,637)	98,375

Net cash used in operations decreased by approximately $365,000, primarily due to an increase in deferred revenue in the form of deposits from a casino customer for the licensing of OnSwitch™, offset by an increase in the prepayment of expenses associated with that same sale of OnSwitch™, and an increase in payment of accounts payable.

Net cash used in investing activities increased during the three months ended March 31, 2008 primarily due to increased investment in our Postilion platform for OnSwitchTM in the first quarter of 2008.

Net cash used in financing activities decreased during the three months ended March 31, 2008 primarily due to reductions in the utilization of short-term lines of credit.

A significant portion of our existing indebtedness is a $5,040,864 term loan from Baena Advisors, LLC.  This loan bears interest at 30-day LIBOR plus 13%, payable monthly, and is due February 28, 2009.  Under the terms of this loan, we are required to maintain a minimum level of cash and cash equivalents  of not less than $5,500,000 on a 30-day average basis and not less than $5,000,000 at any one time.  We currently are not in compliance with this covenant at all times.  As a result, Baena has the right, which it has not exercised, to demand payment of the principal balance of the loan.

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

Though we anticipate our operating profits will be sufficient to meet our current obligations under our credit facilities, if we become unable to satisfy these obligations, then our business may be adversely affected as Baena and Mercantile will have the right to sell our assets to satisfy any outstanding indebtedness that we are unable to repay.

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

Due to our accumulated deficit of $25,150,640 as of March 31, 2008 and our net losses and cash used in operations of $750,302 and $114,338, respectively, for the period ended March 31, 2008, our independent auditors have raised substantial doubt about our ability to continue as a going concern.  While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow for 2008 or at any time in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No information is required to be disclosed under this item.

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher M. Wolfington, our Chief Executive Officer and Jason P. Walsh, our Chief Financial Officer.  Based upon that evaluation, Mr. Wolfington and Mr. Walsh concluded that our disclosure controls and procedures are effective.

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

Item 1 - Legal Proceedings

On or about August 28, 2007 , The Campo Band of Kumeyaay Indians d/b/a The Golden Acorn Casino (the "Casino"), commenced an Arbitration proceeding before the JAMS Arbitration service in San Diego.  In its Demand for Arbitration, the Casino alleged that Money Centers of America, Inc. ("MCA") breached its Financial Services Agreement with the Casino.  The Casino sought damages in excess of $950,000.  MCA filed a counterclaim alleging the Casino wrongfully terminated the Financial Services Agreement almost three years prior to the conclusion of its contractually agreed upon renewal term.  On April 29, 2008 the Arbitrator issued an Interim Award finding that the Band breached the Financial Services Agreement and awarded MCA $716,706 on its counterclaim.  The Interim Award also found that in addition to the $922,827 that MCA stipulated was owed to the Casino, it must pay prejudgment interest in the amount of $128,380, for a total of $1,051,207.  The Interim Award is not yet final because the Arbitrator is still considering whether either party is entitled to recover its arbitration costs (not to include any attorneys’ fees).

In addition, we are, from time to time during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2 – Unregistered Sales of Equity Securities  and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

As of March 31, 2008 we are in default under the December 28, 2006 Credit and Security Agreement with Baena Advisors, LLC as the result of our failure to maintain the required minimum borrowing base.  We have made all required payments under the Credit and Security Agreement and the lender has not taken any action with respect to the default.

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

31.1
Certification dated May 15, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.

31.2
Certification dated May 15, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason P. Walsh, Chief Financial Officer.

32
Certification dated may 15, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Christopher M. Wolfington, Chief Executive Officer and Jason P. Walsh, Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONEY CENTERS OF AMERICA, INC.

Date: May 20, 2008	By:	/s/ Christopher M. Wolfington
Christopher M. Wolfington Chief Executive Officer

Date: May 20, 2008	By:	/s/ Jason P. Walsh
Jason P. Walsh Chief Financial Officer