Form 10KSB/A
period 2007-12-31
MONEY CENTERS OF AMERICA, INC.
filed 2008-07-02
CIK 1165271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 1)

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

The aggregate market value of the voting common stock held by non-affiliates of the issuer as of March 31, 2008 was approximately $3,504,535 (based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market as of March 31, 2008.

As of March 31, 2008, 31,751,832 shares of the issuer's common stock, par value $.01 per share, were issued and outstanding.

Documents Incorporated by Reference:  None.

Explanatory Note

Money Centers of America, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008 (the “Original Filing”), to add item 8A(T) which was inadvertently omitted from the Original Filing.

This Amendment No. 1 amends only the items of the Original Filing as specified above, and all other portions of the Original Filing remain in effect and have not been amended to reflect events and developments since the original April 15, 2008 filing date.  In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 on Form 10-KSB/A sets forth the complete text of Item 8A(T) of Part II of the Registrant’s Form 10-KSB for the year ended December 31, 2007, as amended, and also includes new Rule 13a-14(a)/15d-14(a) and Rule 13a-14(b)/15d-14(b) certifications as Exhibits 31.1, 31.2, and 32.1.

PART  II

ITEM 8A(T).      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2007, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f).  Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework - Guidance for Smaller Public Companies.  Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

2

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

10.10
Software Development Agreement effective September 1, 2004 by and between Money Centers of America, Inc. and IntuiCode LLC.  (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2 filed on February 14, 2004 (File No.  333-122819)

14	Code of Ethics (incorporated by reference to Exhibit 14 of Form 10-KSB filed on July 13, 2004)
21	Subsidiaries of Money Centers of America, Inc. (incorporated by reference to Exhibit 21 of Form 10-KSB filed April 15, 2008)
31.1
Certification dated July 2, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher M. Wolfington, Chief Executive Officer.

31.2
Certification dated July 2, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason P. Walsh, Chief Financial Officer.

32
Certification dated July 2, 2008 pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher M. Wolfington, Chief Executive Officer and Jason P. Walsh, Chief Financial Officer.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

Money Centers of America, Inc.

Date: July 2, 2008	By:	/s/ Christopher M. Wolfington
Christopher M. Wolfington
Chief Executive Officer

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Christopher M. Wolfington
Christopher M. Wolfington
Chief Executive Officer and Director
Date: July 2, 2008

/s/ Jason P. Walsh
Jason P. Walsh
Chief Financial Officer (principal financial officer and Principal accounting officer)
Date: July 2, 2008

/s/ Jeremy Stein
Jeremy Stein
Director
Date July 2, 2008

/s/ Dennis Gomes
Dennis Gomes
Director
Date July 2, 2008

/s/ John Ziegler, Jr.
John Ziegler, Jr.
Director
Date: July 2, 2008

/s/ Terry Contreras
Terry Contreras
Director
Date: July 2, 2008

4