Form 10-Q
period 2008-06-30
MONEY CENTERS OF AMERICA, INC.
filed 2008-08-19
CIK 1165271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes  X   No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check One)

Large Accelerated Filer Yes ___ No ___	Accelerated Filer Yes ___ No ___

Non-Accelerated Filer Yes ___ No ___	Smaller Reporting Company Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ___ No  X

As of August 19, 2008 31,751,832 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

MONEY CENTERS OF AMERICA, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2008
	(Unaudited)	December 31, 2007
Current assets:
Restricted cash	$827,081	$2,527,631
Accounts receivable	16,978	15,140
Prepaid expenses and other current assets	520,302	373,913
Total current assets	1,364,361	2,916,684

Property and equipment, net	712,881	812,832

Other assets:
Intangible assets, net	1,560,347	1,320,175
Deferred financing costs, net	283,131	568,772
Deposits	55,397	55,397
Total other assets	1,898,875	1,944,344

Total assets	$3,976,117	$5,673,860

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$672,962	$486,964
Deferred revenue	722,655	360,000
Accrued interest	106,722	112,377
Accrued expenses	908,151	791,976
Settlement Liabilities	454,870	-
Sales tax payable	3,023	-
Current portion of capital lease	132,671	125,720
Notes payable	2,501,940	2,504,190
Notes payable, related party	5,040,864	-
Lines of credit	422,253	2,474,219
Due to officer	413,331	195,125
Commissions payable	631,129	638,825
Total current liabilities	12,010,571	7,689,396

Long-term liabilities:
Capital lease, net of current portion	459,423	522,581
Note payable, related party	-	5,040,864
Total long-term liabilities	459,423	5,563,445

Total Liabilities	12,469,994	13,252,841

Stockholders' Deficit:
Preferred stock; $.001 par value, 20,000,000 shares authorized
none issued and outstanding	-	-
Common stock; $.01 par value, 150,000,000 shares authorized
31,751,832 shares issued and outstanding	317,518	317,518
Additional paid-in capital	16,691,568	16,503,838
Accumulated deficit	(25,502,963)	(24,400,337)
Total stockholders' deficit	(8,493,877)	(7,578,981)

Total liabilities and stockholders' deficit	$3,976,117	$5,673,860

See accompanying notes to unaudited consolidated financial statements.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007

Revenues	$2,264,315	$2,209,754	$4,651,503	$4,379,436

Cost of revenues	1,890,943	1,729,438	3,798,002	3,432,656

Gross profit	373,372	480,316	853,501	946,780

Operating expenses:

Selling, general and administrative expenses (includes
equity compensation of $187,730 and $620,995
for the six months ended June 30, 2008 and 2007
respectively)	793,217	467,879	1,442,194	1,581,258

Depreciation and amortization	215,132	223,172	435,396	445,704

Total operating loss	(634,977)	(210,735)	(1,024,089)	(1,080,182)

Other income (expenses):

Interest income	6,778	4,766	12,783	9,152
Interest expense	(345,640)	(360,661)	(712,835)	(728,780)
Total interest expense, net	(338,862)	(355,895)	(700,052)	(719,628)

Other income	7,500	6,837	7,500	16,625
Gain on sale of equipment	9,954	-	9,954	-
Gain on settlement of liabilities	604,062	-	604,062	-
Total other income	621,516	6,837	621,516	16,625

Net loss	$(352,323)	$(559,793)	$(1,102,625)	$(1,783,185)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Weighted Average Common Shares Outstanding
-Basic and diluted	31,751,832	30,769,853	31,751,832	30,704,190

See accompanying notes to unaudited consolidated financial statements.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,102,625)	$(1,783,185)
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	435,396	445,704
Carrying value of equipment sold	(9,546)
Gain on settlement of liabilities	604,062	-
Issuance of warrants for services	127,770	-
Issuance of common stock for services	-	990
Issuance of stock options for services and stock options vested	59,960	620,005
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable	185,998	(11,104)
Accrued interest	(5,655)	36,923
Accrued expenses	361,175	(16,421)
Settlement liabilities	454,870	-
Sales tax payable	3,023	-
Deferred revenue	362,655	-
Commissions payable	(7,696)	(36,554)
(Increase) decrease in:
Prepaid expenses and other current assets	(146,389)	(15,850)
Accounts receivable	(1,838)	11,930

Net cash provided by (used in) operating activities	1,321,160	(747,562)

Cash flows from investing activities:
Purchases of property and equipment	(58,307)	(30,572)
Cash paid for acquisition and intangible assets	(241,625)	(136,958)
Cash received from sale of equipment	19,500	-

Net cash used in investing activities	(280,432)	(167,530)

Cash flows from financing activities:
Net change in lines of credit	(2,656,028)	(607,777)
Payments on capital lease obligations	(56,206)	-
Advances to officer	(26,794)	(59,317)
Proceeds from notes payable	-	81,329
Payments on notes payable	(2,250)	(15,696)
Exercise of stock options and warrants	-	5,454

Net cash used in financing activities	(2,741,278)	(596,007)

NET DECREASE IN CASH	(1,700,550)	(1,511,099)

CASH, beginning of period	2,527,631	4,619,383

CASH, end of period	$827,081	$3,108,284

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$712,835	$728,780
Cash paid during the period for taxes	$86,275	$76,586

Supplemental disclosure on non-cash investing and financing activities:

Reduction of loan payable officer in exchange for related accrual	$245,000	$175,000

See accompanying notes to unaudited consolidated financial statements.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007 (Audited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Money Centers of America Inc. (the "Company" or "MCA"), a Delaware corporation, was incorporated in October 1997.  The Company is a single source provider of outsourced cash access services, OnSwitch TM Transaction Management System, and the Omni Network TM. The Company has combined advanced technology with personalized customer services to deliver ATM, Credit Card Advance, POS Debit, Check Cashing Services, CreditPlus (outsourced marker services), cash access host program, customer data sharing and merchant card processing.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  The balance exceeded the federally insured limit by $2,149,771 and $3,466,785 at June 30, 2008 and December 31, 2007, respectively.  In addition, the Company maintains a significant amount of cash at each of the casinos.  Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

Additionally, the Company had $30,000 maintained under a compensating balance agreement.  The $30,000 is retained due to potential dishonorment of bad checks that are unforeseen.  There is an informal agreement between our bank and our lender that requires this compensating balance agreement.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007 (Audited)

(F)	Restricted Cash

Restricted cash is the balance of cash that is in the Company's bank accounts and network that is used as collateral for our asset based lender (See Note 3). The Company does not have access to this cash unless there is an amount over and above the required amount of collateral. In order to pay operating expenses, the Company requests that the asset based lender transfer funds into the Company's unrestricted cash accounts. The restricted cash balance was $827,081 and $2,527,631 at June 30, 2008 and December 31, 2007, respectively.

(G)	Accounts Receivable

Accounts receivable arise primarily from ATM, credit card advances and check cashing services provided at casino locations.  Concentration of credit risk related to ATM and credit card advances are limited to the processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card advances. Accordingly, no allowance was considered necessary at June 30, 2008 and December 31, 2007.

(H)	Equipment

Equipment is stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Equipment consists primarily of cash access devices and computer equipment.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from five to seven years.

(I)	Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. There were no impairment charges taken during the periods ended June 30, 2008 and December 31, 2007.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007 (Audited)

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

The Company makes ongoing evaluations of the recoverability of its capitalized internal use software and Web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values.  If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values.  At June 30, 2008 and 2007, no such write-offs were required.

At June 30, 2008, the net book value of capitalized software was $1,396,722.  Amortization expense for the periods ended June 30, 2008 and 2007 was $1,452 and $3,363, respectively.

(L)	Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the term of the related debt. At June 30, 2008, the gross amount of deferred financing costs was $1,299,183 and related accumulated amortization was $1,016,051.  At June 30, 2008 the Company reflects in the accompanying consolidated balance sheet net deferred financing costs of $283,131.  Amortization of deferred financing costs was $285,641 and $289,821 at June 30, 2008 and 2007, respectively.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007 (Audited)

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

Revenue is recorded from fees on check cashing services on the date the check is cashed.  If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment.  If the bank honors it, the amount of the check is recognized as a negative bad debt expense.  Based on the quick turnaround of the check being returned by the bank on which it is drawn and the resubmission to the bank for payment, the Company feels this method approximates the allowance method, which is a Generally Accepted Accounting Principle.  Based upon past history no allowance was considered necessary at June 30, 2008 and 2007, respectively.

(3)	Deferred Revenue

In December 2007, the Company licensed its internally developed transaction management system, OnSwitch™, to a customer.  The Company has received deposits of $915,705 of which $722,655 are recorded as deferred revenue until the software is fully installed and operational, and $193,050 has been recorded as revenue from Hardware for equipment sold to the customer.  The Company expects to recognize the remaining deferred revenue in the third quarter of 2008.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007 (Audited)

(O)	Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.  Advertising expense for the periods ended June 30, 2008 and 2007 were $8,217 and $20,249, respectively.

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

In accordance with Statement of Financial Accounting Standards No.  128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents.  Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at June 30, 2008 and 2007, respectively. Accordingly, the basic and diluted EPS are the same.

At June 30, 2008 and 2007 there were 12,938,280 and 13,090,780 shares of issuable common stock underlying the options, warrants and convertible debt securities, respectively.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007 (Audited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIEScontinued

The following table summarizes all common stock equivalents outstanding at June 30, 2008 and 2007, respectively.

	2008	2007
Common stock options	9,318,280	9,013,280
Common stock warrants	3,620,000	4,077,500
Convertible notes payable	-	-
Total Common Stock Equivalents	12,938,280	13,090,780

(S)	Stock Based Compensation

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

During the first six months of 2008 and 2007, the Company granted 400,000 and 1,265,000 options, respectively to employees and directors that were accounted for pursuant to SFAS No. 123(R).

During the first six months of  2008 and 2007, the Company granted 0 and 900,000 warrants, respectively to non-employees that were accounted for pursuant to SFAS No. 123(R) and 123.

See detailed discussion of stock based compensation in Note 7.

2.	UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The accompanying unaudited consolidated financial statements for the interim periods reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the unaudited consolidated financial position, operating results and cash flows for the periods presented.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2007 and notes thereto contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the full year ending December 31, 2008.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007 (Audited)

3.	NOTES PAYABLE

Notes payable at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
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
	$5,040,864	5,040,864
In December 2006 the Company borrowed an aggregate $2,525,000 from Mercantile Capital, LLP, as evidenced by a promissory note. Interest on the note is payable monthly and bears interest at a rate of 12.75% per annum. Monthly payments consist of interest only with the full amount of the note due on December 31, 2008.	2,498,190	2,498,190
In June 2007 the Company borrowed $9,000 from a family member of our chief executive officer. The note bears interest at 8% per annum and is payable monthly, beginning June 1, 2007.	3,750	6,000
Total Notes Payable	$7,542,804	$7,545,054

At June 30, 2008, the Company had the following outstanding accrued interest payable for all debt instruments:

Interest accrued on Notes Payable and Lines of Credit	$102,619
Interest accrued on non convertible related note	4,103
Total accrued interest payable, Convertible notes	$106,722

4.	CAPITAL LEASES

During the third quarter of 2007, the Company refinanced its outstanding capital leases with its ATM machine lender.  Obligations under capital lease of $692,883 are now payable in sixty monthly installments of $15,000 beginning July 2007.  The imputed interest rate on this lease refinance is 10.81%

Capital lease obligations at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Obligation under capital lease, imputed interest rate at 10.81%; due June 2012; collateralized by equipment	$592,094	648,301
Less: current maturities	(132,671)	(125,720)
Long term obligation, net of current portion	$459,423	522,581

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007 (Audited)

5.	DUE TO OFFICER

During the first quarter of  2008, the Company issued a note to its CEO totaling $245,000.  The note was issued in payment of the CEO's 2007 guaranteed bonus of $175,000 and $70,000 of wages our CEO deferred in 2007.  This loan bears interest at 30-day LIBOR plus 11% per annum, is unsecured and due on demand.  Previously issued loans from our CEO bear interest at 10% per annum, are unsecured and due on demand.  The outstanding principal and related accrued interest balance at June 30, 2008 was $417,434. Of the total, $4,103 represented accrued interest payable.  Interest is payable monthly and the total interest of $4,103 accrued at June 30, 2008 represents one months interest.

6.	LINES OF CREDIT

Lines of credit at June 30, 2008 consisted of the following:

	June 30, 2008	December 31, 2007
Line of credit, interest is payable monthly at 9% per annum, the line is unsecured and due on demand. This line has been established with one of the Company’s casino customers. This line is currently being disputed and there has been an interim reward issued. See Note 8 (4) and Note 12.	$-	$922,827
Line of credit, non-interest bearing, the line is unsecured and due on demand. This line has been established with one of our casino customers.	422,253	761,175
Line of credit, the line is unsecured and due on demand. The Company pays a fixed stated amount of interest totaling $1,000 per month. The payments are recorded and charged to interest expense. This line has been established with one of our casino customers. At June 30, 2008, the Company had recorded related accrued interest payable of $1,000 in connection with this line of credit.	-	790,217
Total Lines of Credit	$422,253	$2,474,219

7.	STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2008

(A)	Common Stock Issuances

(1)	Cash

None

(2)	Services

None

(3)	Exercise of Options/Warrants

None

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007 (Audited)

(B)	Accrued Penalty Shares

At June 30, 2008, pursuant to the terms of a prior common stock offering with registration rights, the Company has accrued penalties in the amount of 142,500 shares with respect to a delay in registering shares sold in a prior common stock offering.  The Company has valued these shares at $81,048 based on the quoted closing trading price every two weeks when the penalty accrued.  The fair value of the penalty has been recorded as a component of accrued expenses.

(C)	Stock Options

The Company follows SFAS No. 123(R) for all share based payment awards.  The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock option and warrant activity with employees and non-employees during the first two quarters of 2008:

(1)	Option Grants

In April 2008, 400,000 options at an exercise price of $0.01 per share were issued to our non-employee directors according to their compensation arrangements.  The Company valued these shares using the Black-Scholes valuation model at $59,960 and accordingly booked a non-cash compensation expense in the same amount.

(2)	Options/ Warrants Exercised

None

(3)	Option Forfeitures

None

(4)	Weighted Average Assumptions for 2008 Option Grants

None

Employee stock option activity for the six months ended June 30, 2008 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2007	8,918,280	$0.12
Granted	400,000	0.01
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at June 30, 2008	9,318,280	$0.13

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007 (Audited)

The following table summarizes the Company's employee stock options outstanding at June 30, 2008:

Options Outstanding

Range of Exercise		Weighted Average	Weighted Average
Price	Number	Remaining Life	Exercise Price
0.01	7,125,780	5.51-9.78	0.01
0.23 - 0.26	727,500	8.38-9.48	.024
0.38 - 0.42	1,065,000	5.96-8.71	0.39
0.70 - 0.77	212,500	5.84-6.56	0.75
2.00-2.28	187,500	5.01-5.34	2.11
	9,318,280		0.13

At June 30, 2008, 9,318,280 stock options are exercisable with a weighted average exercise price of $.13.

(D)	Warrants

(1)	Warrant Grants – Consultants

None

(2)	Warrants Vested - Consultants

In January 2008, warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.37 per share previously issued to a consultant for services rendered vested.  The Company valued these shares at $127,770, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

(3)	Warrant Forfeitures

In June 2008, 75,000 warrants held by a non-related individual with an exercise price of $1.00 per share expired.

In June 2008, 125,000 warrants held by a non-related party with an exercise price of $4.00 per share expired.

Warrant activity for the period ended June 30, 2008 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2007	3,820,000	$0.37
Granted	-	-
Exercised	-	-
Cancelled/Expired	200,000	-

Outstanding at June 30, 2008	3, 620,000	$0.14

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007 (Audited)

Warrants Outstanding
Range of Exercise		Weighted Average	Weighted Average
Price	Number	Remaining Life	Exercise Price
0.01	2,277,500	4.28-8.5	0.01
0.30-0.37	870,000	1.20-8.59	0.23
0.40	15,000	7.26	0.40
0.44	15,000	7.26	0.44
0.47-0.51	30,000	7.18-7.26	0.49
0.70	300,000	8.59	-
2.40	112,500	0.33-4.75	2.40
	3,620,000

All outstanding warrants are exercisable at June 30, 2008, with the exception of 300,000 warrants issued to a consultant of the Company.

8.	COMMITMENTS AND CONTINGENCIES

(1)	Operating Leases

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

The Company's total rent expense under operating leases was $193,548 and $170,924 for the six months ended June 30, 2008 and 2007, respectively.

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

As of June 30, 2008 the Company has recorded $294,034 of accrued commissions on casino contracts.

In the 2nd quarter of 2008, the Company signed a multi-year contract with the Ho-Chunk Nation in Black River Falls, WI, to provide cash access services and related financial and consulting services to Ho-Chunk’s gaming facilities.  As part of the contract, the Ho-Chunk Nation has the option to purchase the licensing rights to our OnSwitch™ Transaction Management System.

It is anticipated that prior to the end of the initial term the full installation of the OnSwitch™ Transaction Management System will be completed and, according to the agreement, the relationship between the parties will be governed by the License, Implementation and Support Agreement.

Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007 (Audited)

(3)	Employment Agreements

(A)	CEO

(1)	Employment Agreement

In January 2004, the Company entered into a five-year employment agreement with its Chairman, President and Chief Executive Officer.  In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors )  (the "Base Salary"), the employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar  year (the  "Guaranteed  Bonus" )   and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus").  Pursuant to his employment agreement, the officer is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement.  At June 30, 2008, the Company had accrued $87,500 for bonus.

(2)	Commissions Payable

The Company pays sales commissions to sales persons closing various contracts. The CEO was paid $1,958 in sales commissions for the first six months of 2008.

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

On or about August 28, 2007 , The Campo Band of Kumeyaay Indians d/b/a The Golden Acorn Casino (the "Casino"), commenced an Arbitration proceeding before the JAMS Arbitration service in San Diego.  In its Demand for Arbitration, the Casino alleged that Money Centers of America, Inc. ("MCA") breached its Financial Services Agreement with the Casino.  The Casino sought damages in excess of $950,000.  MCA filed a counterclaim alleging the Casino wrongfully terminated the Financial Services Agreement almost three years prior to the conclusion of its contractually agreed upon renewal term.  On June 16, 2008, the Arbitrator issued a Final Award finding that the Band breached the Financial Services Agreement and awarded MCA $716,706 on its counterclaim.  The Final Award also found that in addition to the $922,827 that MCA stipulated was owed to the Casino, it must pay prejudgment interest in the amount of $133,750, and $6,256.00 in costs.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007 (Audited)

9.	CUSTOMER CONCENTRATIONS

For the six months ended June 30, 2008, approximately 62% of total revenues were derived from operations at two full service casinos.  Two other customers represented approximately 20% of our total revenues for the six months ended June 30, 2008.

10.	CASH RENTAL PROGRAM AND RELATED INTEREST EXPENSE

Included in interest expense are monies owed to an unrelated vendor for interest charges.  The interest is based on the amount of cash in the Company’s Available Money ATM machines and network and is calculated on a daily basis.  The balance of this cash funded by the bank in the Company’s ATM machines at June 30, 2008 was approximately $790,000.  The interest rate on the $790,000 is prime minus 5/8.  Effectively the Company rents this cash.  The Company does not reflect this cash as an asset or the loan as a liability on its balance sheet at June 30, 2008.  Interest expense from this cash was $43,386 for the six months ended June 30, 2008.

11.	GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit of $10,646,210, a stockholders' deficit of $8,493,878 and an accumulated deficit of $25,502,963 at June 30, 2008.  The Company also reflected a net loss of $1,102,625 and net cash provided by operations of $1,321,160, for the six months ended June 30, 2008.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

In the normal course of business the company’s cash balances fluctuates dramatically due to the transaction settlement schedule of the various credit and debit networks.  As a result there are occasions where this fluctuation causes our borrowing base to be lower than what is required in the covenants and terms of our credit facility. Though we have made all required payments under the Credit and Security Agreement and the lender has not taken any action with respect to our non-compliance with the aforementioned covenant,  as of June 30, 2008 we are in default under the December 28, 2006 Credit and Security Agreement with Baena Advisors, LLC as the result of the covenant  to maintain the required minimum borrowing base.

To accommodate our lender, in August 2008, we entered into an agreement with Baena pursuant to which Baena agreed, retroactive to January 1, 2008, to waive our noncompliance with this covenant provided that, upon receipt of notice from Baena of a notice of noncompliance in any fiscal quarter (but only once per quarter) we issue to Baena warrants to purchase 150,000 shares of our common stock at an exercise price of $0.01 per share and accrue a $150,000 fee payable at maturity. As an alternative the company has the option to pay an immediate fee equal to interest on the outstanding balance for 90 days at the rate of 5% per year.  In connection with the execution of this agreement, we agreed to issue to Baena warrants to purchase 450,000 shares of common stock and accrued $450,000 in fees with respect to the first three quarters of 2008.

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

Current Overview

2008 is developing into a year of significant change, as entire industries are being reshaped in order to adapt to the weakening economy.  The Gaming Industry is no different.  In fact, the cash access segment of the Gaming Industry has seen a complete change to the competitive landscape as there have been multiple mergers and acquisitions that have left only three substantive companies to compete for the outsourced cash access services every gaming facility needs.

We believe that the weakening economy, industry consolidation, and falling stock prices for the gaming companies has created immense opportunity for Money Centers of America. Our core business of providing outsourced cash access services to the Gaming Industry continues to be the major source of our revenue and profits in 2008 and, due to demand and our proven ability to penetrate this segment of the market, providing outsourced cash access services for small to mid size gaming operators will always be a major contributor to the success of our business plan.

The opportunity created by the factors above is centered around our OnSwitch™ Transaction Management System. On its own, OnSwitch™ is already well positioned to disrupt the status quo and create a paradigm shift in the Gaming Industry with "needle moving" economics for the Gaming Operators, the most reliable payment processing technology that already drives one of every six ATMs in the entire US, and no required additions to staffing or infrastructure  for the gaming operator.

By adding a weak economy that places an even higher value on the already compelling financial benefits of OnSwitch™ to the recent industry consolidation, the result is that Money Centers of America has never been better positioned to break through the barriers to realizing our true potential for explosive growth.

We deployed OnSwitch™  internally to facilitate the transaction processing of our outsourced cash access business in January 2006.  Later that year we began our sales and marketing efforts for OnSwitch™ .  This included a complete transformation of our brand and value proposition to our customers, which included a facelift to our company website and new brochures.

The biggest barriers to our market penetration were all centered around the industry’s strong hold to maintain the status quo due to the fear of the unknown and the “nobody ever got fired for buying IBM” mentality of the middle management of  our prospective customers.  We began to break down these barriers when we sold our first OnSwitch™  in December 2007 to the Rolling Hills Casino, and in the second quarter of 2008 when we signed what is soon to be our largest contract, with the Ho-Chunk Nation and their five gaming facilities. MCA expects to be operating and generating revenue at Ho-Chunk before the end of the third quarter 2008.

For several years we have  predicted that companies providing cash access services to the gaming industry would face some unique challenges in the next ten years.  We stated that one reason was that historically, providers of cash access services to the gaming industry had enjoyed high cash flow margins that were generally higher than experienced by other indutries. Growing competition and the maturing of the market has resulted in a decline in these margins as companies have begun marketing their services based on price rather than innovation or value added services.  We also believed these changes to the landscape would ultimately lead to industry consolidation.  As we now know many companies in the industry have merged, been acquired or have recapitalized in order to adapt to the change.  As a result, all gaming facilities require ATM services, credit card cash advances, debit, and/or check cashing services for their customers.  Services are typically outsourced and provided on an exclusive basis for an average of two to five years.  Each year, approximately 400 accounts totaling $300 million in revenue are put out to bid.  After the recent consolidations, we are now one of only two public stand alone, single source companies to compete for this business.  Although the outsourced services market has matured from a pricing perspective, the demand for the services from the end user is still strong.

We also have previously noted that other industry trends were on the horizon and that they all strengthen OnSwitch™’s value proposition and market timing:

1.
Consolidation of major casino companies that will put pressure on other major casino companies to follow suit and will put pressure on smaller casino companies to focus on service and value added amenities in order to compete.

2.	Ticket In-Ticket Out technology growth exceeding expectations; and

3.
Execution of long-term and stable compacts for Native American casinos in numerous state jurisdictions has made traditional capital more readily available paving the way for a new wave of expansion and the resulting need for new sources of revenue and customer amenities.

We continue to believe that organic growth through sales by internal salespeople is usually the most efficient and profitable growth strategy in the cash services business.  Much of our historical growth has occurred in this manner.  We realize that recognizing industry trends is no assurance of success.  We have also complimented our internal sales strategy by creating relationships with independent sales organizations that have established relationships with gaming operators nationwide.  Although our sales commissions will be higher at gaming establishments entered through this sales channel, we will not be burdened with the up-front salary, travel and entertainment costs associated with the traditional internal sales approach.  This distribution channel should prove to be even more valuable with the OnSwitch™ model.

We still face the challenges and barriers created by our current capital structure, in addition to knowing  that it is necessary to increase our working capital position in order to capture the enormous revenue potential before us while maintaining and servicing our current customer base with the same high level of service and integrity they have enjoyed with us. We continue to search out and evaluate all our options to strengthen our balance sheet.

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

Results of Operations
Three Months Ended June 30, 2008 (Unaudited) vs. Three Months Ended June 30, 2007 (Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Change
Net Loss	$(352,323)	$(559,793)	$207,470
Revenues	2,264,315	2,209,754	54,561
Cost of revenues	1,890,943	1,729,438	161,505
Commissions & Rents Paid	990,409	934,621	55,788
Wages & Benefits	449,425	399,244	50,181
Processing Fee & Service Charges	275,798	268,072	7,726
Bad Debts	12,239	49,062	(36,823)
ATM Lease Fees & Maintenance	67,844	7,031	60,813
Cash Replenishment Services	26,329	23,270	3,059
Hardware Fees	16,786	-	16,786
Gross Receipts Tax	39,299	35,955	3,344
Other	12,814	12,183	631
Gross Profit	373,372	480,316	(106,944)
Selling, General and Administrative Expenses	733,258	432,879	300,379
Contributions	3,360	6,630	(3,270)
Management Compensation	173,750	173,750	-
Marketing	5,020	7,346	(2,326)
Professional Fees	271,847	105,279	166,568
Trade Show & Sponsorships	12,650	2,362	10,288
Travel	93,681	34,246	59,435
Other	172,950	103,266	69,684
Noncash Compensation	59,960	35,000	24,960
Depreciation and amortization	215,132	223,172	(8,040)
Interest expense, net	(338,861)	(355,895)	(17,034)
Gain on Sale of Equipment	9,954	-	9954
Gain on Settlement of Liabilities	604,062	-	604,062
Other income (expenses)	7,500	6,837	(663)

Our net loss decreased by approximately $207,000 during the three months ended June 30, 2008 primarily due to the fact that the Campo litigation was settled for a net amount substantially less than the liability we had carried in our financial statements, offset by the legal fees paid to reach that settlement and an increase in cost of sales.

Our revenues as a whole increased by approximately 2.5% during the three months ended June  30, 2008 as compared to the three months ended June 30, 2007. The Money Centers portfolio (consisting primarily of full-service casino contracts) increased 4.6% or $88,473.  We lost approximately $40,000 in revenues from the loss of contracts in the 2nd quarter 2008.  We added $140,000 in revenues from new contracts, while the remaining Money Centers casinos same store sales remained relatively unchanged from same quarter last year.  The Available Money portfolio (consisting of ATM contracts) decreased 10% or $35,663 primarily due to termination of the Tropicana contract.

Our cost of revenues increased by approximately $161,000 during the three months ended June 30, 2008 primarily due to higher commissions negotiated on contract renewals with some of our casino customers.  We incurred hardware fees of $16,786 for equipment that was sold to a customer.  Additionally, as part of our refinancing with our ATM supplier, we paid an $33,000 in ATM lease fees & maintenance.

Our selling, general and administrative expenses increased by approximately $300,000 during the three months ended June 30, 2008 primarily due to an increase in legal fees attributed to the Campo litigation in the amount of $180,000 and and increase in travel primarily related to MCA employees’ attendance at the arbitration.  Other selling, general and administrative expenses increased approximately $70,000 primarily due to increases in expenses such as insurance, lease expense and meals & entertainment.

Six Months Ended June 30, 2008 (Unaudited) vs. Six Months Ended June 30, 2007 (Unaudited)

	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007	Change
Net Loss	$(1,102,625)	$(1,783,185)	$680,560
Revenues	4,651,503	4,379,436	272,067
Cost of revenues	3,798,002	3,432,656	365,346
Commissions & Rents Paid	1,940,311	1,862,677	77,634
Wages & Benefits	891,543	828,276	63,267
Processing Fee & Service Charges	541,959	524,533	17,426
Bad Debts	27,730	60,118	(32,388)
ATM Lease Fees & Maintenance	133,089	15,806	117,283
Cash Replenishment Services	49,169	46,906	2,263
Hardware Fees	109,246	-	109,246
Gross Receipts Tax	78,614	69,739	8,875
Other	26,341	24,601	1,740
Gross Profit	853,501	946,780	(93,279)
Selling, General and Administrative Expenses	1,254,464	960,263	294,201
Contributions	8,860	9,630	(770)
Management Compensation	347,500	345,809	1,691
Marketing	8,217	20,249	(12,032)
Professional Fees	419,551	183,702	235,849
Trade Show & Sponsorships	12,650	53,669	(41,019)
Travel	147,125	92,139	54,986
Other	310,561	255,065	55,496
Noncash Compensation	187,730	620,995	(433,265)
Depreciation and amortization	435,396	445,704	(10,308)
Interest expense, net	(700,052)	(719,628)	(19,576)
Gain on Sale of Equipment	9,954	-	9,954
Gain on Settlement of Liabilities	604,062	-	604,062
Other income (expenses)	7,500	16,625	(9,125)

Our net loss decreased by approximately $680,000 during the six  months ended June 30, 2008 primarily due to a decrease  in non cash compensation and the gain on the settlement of the Campo litigation, offset by the legal fees paid to reach that settlement and an increase in cost of revenues.

Our revenues as a whole increased by approximately 6.2% during the six months months ended June 30, 2008 as compared to the six months ended June 30, 2007. The Money Centers portfolio (consisting primarily of full-service casino contracts) increased 4% or $157,501.  We lost approximately $78,000 in revenues from the loss of contracts in the first half of 2008.  We added $260,000 in revenues from new contracts, while the remaining Money Centers casinos same store sales remained relatively unchanged from same quarter last year.  We also added $193,050 in revenues from the sale of hardware to our OnSwitch™ customer.  The Available Money portfolio (consisting of ATM contracts) decreased 12% or $75,480 due to termination of contracts.

Our cost of revenues increased by approximately $365,000 during the six months ended June 30, 2008 primarily due to higher commissions negotiated on contract renewals with some of our casino customers.  We incurred hardware fees of $109,246 for equipment that was sold to customers.  Additionally, as part of our refinancing with our ATM supplier, we paid $66,000 in ATM lease fees & maintenance.

Our selling, general and administrative expenses increased by approximately $294,000 during the six months ended June 30, 2008 primarily due to an increase in legal fees attributed to the Campo litigation in the amount of $180,000 and and increase in travel primarily related to MCA employees’ attendance at the arbitration,  Other selling, general and administrative expenses increased approximately $55,000 primarily due to increases in expenses such as lease expense and meals & entertainment.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the fiscal quarter ended June 30, 2008 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Changes in Financial Position, Liquidity and Capital Resources

	Six Months Ended June 30, 2008 ($) (Unaudited)	Six Months Ended June 30, 2007 ($) (Unaudited)	Change ($)
Net Cash Used in Operating Activities	1,321,160	(747,562)	2,068,722
Net Cash Used in Investing Activities	(280,432)	(167,530)	(112,902)
Net Cash Used in Financing Activities	(2,741,278)	(596,007)	(2,145,271)

Net cash provided by operations increased by approximately $2,000,000 due to our lower net loss and a $915,705 increase in deferred revenue in the form of deposits from a casino customer for the licensing of OnSwitch™, an increase in settlement liabilities now that Rolling Hills is in Phase 2 of its Onswitch deployment and an accrual for amount due Campo after arbitration.

Net cash used in investing activities increased during the six months ended June 30, 2008 primarily due to increased investment in our Postilion platform for OnSwitchTM in the first two quarters of 2008.

Net cash used in financing activities decreased during the six months ended June 30, 2008 primarily due to reductions in the utilization of short-term lines of credit.

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

In August 2008, we entered into an agreement with Baena pursuant to which Baena agreed, retroactive to January 1, 2008, to waive our noncompliance with this covenant provided that, upon receipt of notice from Baena of a notice of noncompliance in any fiscal quarter (but only once per quarter) we issue to Baena warrants to purchase 150,000 shares of our common stock at an exercise price of $0.01 per share and accrue a $150,000 fee payable at maturity or in the alternative pay an immediate fee equal to interest on the outstanding balance for 90 days at the rate of 5% per year.  In connection with the execution of this agreement, we agreed to issue to Baena warrants to purchase 450,000 shares of common stock and accrued $450,000 in fees with respect to the first three quarters of 2008.

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

Due to our accumulated deficit of $25,502,963 as of June 30, 2008 and our net losses and cash provided by operations of $1,102,625 and $1,321,160, respectively, for the period ended June, 2008, our independent auditors have raised substantial doubt about our ability to continue as a going concern.  While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow for 2008 or at any time in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No information is required to be disclosed under this item.

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher M. Wolfington, our Chief Executive Officer and Jason P. Walsh, our Chief Financial Officer.  Based upon that evaluation, Mr. Wolfington and Mr. Walsh concluded that our disclosure controls and procedures are effective.

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

Item 1 - Legal Proceedings

On or about August 28, 2007 , The Campo Band of Kumeyaay Indians d/b/a The Golden Acorn Casino (the "Casino"), commenced an Arbitration proceeding before the JAMS Arbitration service in San Diego.  In its Demand for Arbitration, the Casino alleged that Money Centers of America, Inc. ("MCA") breached its Financial Services Agreement with the Casino.  The Casino sought damages in excess of $950,000.  MCA filed a counterclaim alleging the Casino wrongfully terminated the Financial Services Agreement almost three years prior to the conclusion of its contractually agreed upon renewal term.  On June 16, 2008, the Arbitrator issued a Final Award finding that the Band breached the Financial Services Agreement and awarded MCA $716,706 on its counterclaim.  The Final Award also found that in addition to the $922,827 that MCA stipulated was owed to the Casino, it must pay prejudgment interest in the amount of $133,750, and $6,256.00 in costs.

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

Item 2 – Unregistered Sales of Equity Securities  and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

As of June 30, 2008 we are in default under the December 28, 2006 Credit and Security Agreement with Baena Advisors, LLC as the result of our failure to maintain the required minimum borrowing base.  We have made all required payments under the Credit and Security Agreement and the lender has not taken any action with respect to the default.

In August 2008, we entered into an agreement with Baena pursuant to which Baena agreed, retroactive to January 1, 2008, to waive our noncompliance with this covenant provided that, upon receipt of notice from Baena of a notice of noncompliance in any fiscal quarter (but only once per quarter) we issue to Baena warrants to purchase 150,000 shares of our common stock at an exercise price of $0.01 per share and accrue a $150,000 fee payable at maturity or in the alternative pay an immediate fee equal to interest on the outstanding balance for 90 days at the rate of 5% per year.  In connection with the execution of this agreement, we agreed to issue to Baena warrants to purchase 450,000 shares of common stock and accrued $450,000 in fees with respect to the first three quarters of 2008.

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
31.1
Certification dated August 19, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.

31.2
Certification dated August 19, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason P. Walsh, Chief Financial Officer.

32
Certification dated August 19, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Christopher M. Wolfington, Chief Executive Officer and Jason P. Walsh, Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONEY CENTERS OF AMERICA, INC.

Date: August 19, 2008	By:	/s/ Christopher M. Wolfington
Christopher M. Wolfington
Chief Executive Officer

Date: August 19, 2008	By:	/s/ Jason P. Walsh
Jason P. Walsh
Chief Financial Officer