Form 10-Q
period 2008-09-30
MONEY CENTERS OF AMERICA, INC.
filed 2008-11-19
CIK 1165271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

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

Yes  [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check One)

Large Accelerated Filer  [   ]         Accelerated Filer [   ]        Non-Accelerated Filer [   ]       Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes  [   ]   No [X]

As of November 19, 2008 31,751,832 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

MONEY CENTERS OF AMERICA, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2008
	(Unaudited)	December 31, 2007
Current assets:
Restricted cash	$2,343,265	$2,527,631
Accounts receivable	3,500	15,140
Prepaid expenses	1,182,824	354,562
Other current assets	84,602	19,351
Total current assets	3,614,191	2,916,684

Property and equipment, net	549,347	812,832

Other assets:
Intangible assets, net	163,625	-
Software development, net	1,435,235	1,320,175
Deferred financing costs, net	142,311	568,772
Deposits	55,397	55,397
Total other assets	1,796,568	1,944,344

Total assets	$5,960,106	$5,673,860

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$557,268	$486,964
Deferred revenue	1,861,205	360,000
Accrued interest	99,125	112,377
Accrued expenses	927,192	791,976
Settlement liabilities	56,484	-
Current portion of capital lease	126,361	125,720
Notes payable	2,501,190	2,504,190
Notes payable, related party	5,490,864	-
Lines of credit	1,931,061	2,474,219
Due to officer	405,498	195,125
Commissions payable	684,855	638,825
Total current liabilities	14,641,103	7,689,396

Long-term liabilities:
Capital lease, net of current portion	426,547	522,581
Note payable, related party	-	5,040,864
Total long-term liabilities	426,547	5,563,445

Total Liabilities	15,067,650	13,252,841

Stockholders' Deficit:
Preferred stock; $.001 par value, 20,000,000 shares authorized
none issued and outstanding	-	-
Common stock; $.01 par value, 150,000,000 shares authorized
31,751,832 shares issued and outstanding	317,518	317,518
Additional paid-in capital	16,823,508	16,503,838
Accumulated deficit	(26,248,570)	(24,400,337)
Total stockholders' deficit	(9,107,544)	(7,578,981)

Total liabilities and stockholders' deficit	$5,960,106	$5,673,860

See accompanying notes to unaudited consolidated financial statements.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

Revenues	$2,832,830	$2,194,391	$7,484,332	$6,573,827

Cost of revenues	2,033,084	1,718,472	5,831,086	5,151,128

Gross profit	799,746	475,919	1,653,246	1,422,699

Operating expenses:

Selling, general and administrative expenses (includes
equity compensation of $319,670 and $816,979
for the nine months ended September 30, 2008 and
2007 respectively)	577,334	608,538	2,019,528	2,189,796

Depreciation and amortization	205,121	224,327	640,517	670,031

Total operating income (loss)	17,291	(356,946)	(1,006,799)	(1,437,128)

Other income (expenses):

Interest income	7,066	5,187	19,849	14,339
Interest expense	(785,487)	(390,635)	(1,498,321)	(1,119,415)
Total interest expense, net	(778,421)	(385,448)	(1,478,472)	(1,105,076)

Other income	-	28,046	7,500	44,671
Settlement expenses	-	(5,000)	-	(5,000)
Gain on sale of equipment	15,522	-	25,476	-
Gain on settlement of liabilities	-	-	604,062	-
Total other income	15,522	23,046	637,038	39,671

Net loss	$(745,608)	$(719,348)	$(1,848,233)	$(2,502,533)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.08)

Weighted Average Common Shares Outstanding
-Basic and diluted	31,751,832	30,771,832	31,751,832	30,726,318

See accompanying notes to unaudited consolidated financial statements.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,848,233)	$(2,502,533)
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	640,517	670,031
Carrying value of equipment sold	113,294	-
Gain on settlement of liabilities	604,062	-
Issuance of warrants for services	259,710	-
Issuance of common stock for services	-	990
Issuance of stock options for services and stock options vested	59,960	815,989
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable	70,305	43,592
Accrued interest	(13,252)	38,951
Accrued expenses	380,216	(52,330)
Settlement liabilities	56,484	-
Deferred revenue	1,501,205	-
Commissions payable	46,030	39,917
(Increase) decrease in:
Prepaid expenses	(828,262)	(51,721)
Other current assets	(65,251)	(5,016)
Accounts receivable	11,640	13,289

Net cash provided by (used in) operating activities	988,425	(988,841)

Cash flows from investing activities:
Purchases of property and equipment	(61,926)	(45,141)
Cash paid for acquisition and intangible assets	(280,625)	(159,458)

Net cash used in investing activities	(342,551)	(204,599)

Cash flows from financing activities:
Net change in lines of credit	(1,147,220)	(8,776)
Payments on capital lease obligations	(95,393)	(17,592)
Advances to officer	(34,627)	(66,427)
Proceeds from notes payable	450,000	81,329
Payments on notes payable	(3,000)	(16,402)
Exercise of stock options and warrants	-	6,674

Net cash used in financing activities	(830,240)	(21,194)

NET DECREASE IN CASH	(184,366)	(1,214,634)

CASH, beginning of period	2,527,631	4,619,383

CASH, end of period	$2,343,265	$3,404,749

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$1,061,573	$1,119,416
Cash paid during the period for taxes	$133,550	$-

Supplemental disclosure on non-cash investing and financing activities:

Reduction of loan payable officer in exchange for related accrual	$245,000	$175,000

See accompanying notes to unaudited consolidated financial statements.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007

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

(D)    Reclassification

Certain prior period balances have been reclassified to conform to the current period’s financial statement presentation.  These reclassifications had no impact on previously reported results of operations or stockholders’ deficit.

(E)    Cash and Cash Equivalents and Compensating Balances

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  The balance exceeded the federally insured limit by $2,921,873 and $3,466,785 at September 30, 2008 and December 31, 2007, respectively.  In addition, the Company maintains a significant amount of cash at each of the casinos.  Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007

Additionally, the Company had $30,000 maintained under a compensating balance agreement.  The $30,000 is retained due to potential dishonorment of bad checks that are unforeseen.  There is an informal agreement between our bank and our lender that requires this compensating balance agreement.

 (F)    Restricted Cash

Restricted cash is the balance of cash that is in the Company's bank accounts and network that is used as collateral for our asset based lender (See Note 3). The Company does not have access to this cash unless there is an amount over and above the required amount of collateral of $5,800,000. In order to pay operating expenses, the Company requests that the asset based lender transfer funds into the Company's unrestricted cash accounts. The restricted cash balance was $2,343,265 and $2,527,631 at September 30, 2008 and December 31, 2007, respectively.

(G)    Accounts Receivable

Accounts receivable arise primarily from ATM, credit card advances and check cashing services provided at casino locations.  Concentration of credit risk related to ATM and credit card advances are limited to the processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card advances. Accordingly, no allowance was considered necessary at September 30, 2008 and December 31, 2007.

(H)    Prepaid Expenses

Prepaid Expenses are comprised of various insurance policies, annual service and maintenance contracts, prepaid commissions and expenses incurred in connection with the installation and operations for a new casino customer.  Prepaid insurance policies and service and maintenance contracts are paid for up-front and expensed over the term of the policy or contract.  In connection with the signing of a contract with a casino customer in 2004, the Company advanced the customer commissions in exchange for interest  to accrue monthly on the outstanding balance of the advanced commission at a rate of 10% per annum.  Additionally, the Company incurred various expenses in connection with the installation of equipment for operations at four new casino locations, including costs of equipment and hardware, travel, supplies and commissions paid to the Company’s sales staff for the signing of a contract with a new casino customer.

At September 30, 2008, the balance of prepaid expenses was $1,182,824.  Of this balance, $236,940 represents prepaid insurance and service and maintenance contracts, $300,657 represents advanced commissions to a casino customer and $645,227 represents expenses related to the installation and operations for a new casino customer.

(I)    Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Property and equipment consists primarily of cash access devices and computer equipment.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from five to seven years.

(J)    Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. There were no impairment charges taken during the periods ended September 30, 2008 and December 31, 2007.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007

(K)    Intangibles and Related Impairment

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

(L)   Internal Use Software and Website Development Costs

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

The Company makes ongoing evaluations of the recoverability of its capitalized internal use software and Web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values.  If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values.  At September 30, 2008 and 2007, no such write-offs were required.

At September 30, 2008, the net book value of capitalized software was $1,435,235.  Of this total, $1,429,094 represents software development cost related to the development of the Company’s OnSwitch™ Transaction Management System.  Software costs related to OnSwitch™ are not currently being amortized,  The Company expects to begin amortizing these cost in the fourth quarter of 2008 when OnSwitch™ is fully implemented with one of our casino customers.  Amortization expense of non-OnSwitch™ related software costs for the periods ended September 30, 2008 and 2007 was $1,939 and $4,579, respectively.

(M)    Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the term of the related debt. At September 30, 2008, the gross amount of deferred financing costs was $1,299,183 and related accumulated amortization was $1,156,872.  At September 30, 2008 the Company reflects in the accompanying consolidated balance sheet net deferred financing costs of $142,311.  Amortization of deferred financing costs was $426,461 and $435,297 at September 30, 2008 and 2007, respectively.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007

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

(2)    Check Cashing

Revenue is recorded from fees on check cashing services on the date the check is cashed.  If a customer's check is returned by the bank on which it is drawn, the full amount of the check is charged as bad debt loss. The check is subsequently resubmitted to the bank for payment.  If the bank honors it, the amount of the check is recognized as a negative bad debt expense.  Based on the quick turnaround of the check being returned by the bank on which it is drawn and the resubmission to the bank for payment, the Company feels this method approximates the allowance method, which is a U.S. Generally Accepted Accounting Principle.  Based upon past history no allowance was considered necessary at September 30, 2008 and 2007, respectively.

(3)     Deferred Revenue

In December 2007, the Company licensed its internally developed transaction management system, OnSwitch™, to a customer.  The Company has received payments of $915,705 of which $361,205 are recorded as deferred revenue until the software is fully installed and operational, and $254,500 has been recorded as revenue from Hardware for equipment sold to the customer.  In addition, the Company has recognized as revenue $300,000 of Implementation Fees.  The Company expects to recognize the remaining deferred revenue in the fourth quarter of 2008.

In July 2008, the Company licensed its internally developed transaction management system, OnSwitch™, to a new customer.  The Company received payments of $1,974,000 of which $1,500,000 are recorded as deferred revenue until the software is fully installed and operational, and $474,000 has been recorded as revenue from Hardware for equipment sold to the customer.

(O)    Cost of Revenues

The cost of revenues primarily includes commissions paid, non management wages, employee benefits, bad debts, rents paid to contract lessors, transaction processing costs, cash replenishment fees, non-capitalizable operating lease fees for ATM's and repairs and maintenance of ATM's.

(P)    Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.  Advertising expense for the periods ended September 30, 2008 and 2007 were $8,734 and $20,868, respectively.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007

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

The carrying amounts of the Company's short-term financial  instruments, including  accounts  receivable,  accounts payable and accrued  expenses, commissions payable, notes payable, line of credit and due to related party approximate fair value due to the relatively short period to maturity for these instruments.

(S)    Earnings per Share

In accordance with Statement of Financial Accounting Standards No.  128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents.  Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at September 30, 2008 and 2007, respectively. Accordingly, the basic and diluted EPS are the same.

At September 30, 2008 and 2007 there were 13,538,280 and 13,213,280 shares of issuable common stock underlying the options, warrants and convertible debt securities, respectively.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007

The following table summarizes all common stock equivalents outstanding at September 30, 2008 and 2007, respectively.

	2008	2007

Common stock options	9,318,280	9,393,280
Common stock warrants	4,220,000	3,820,000
Convertible notes payable	-	-

Total Common Stock Equivalents	13,538,280	13,213,280

(T)    Stock Based Compensation

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

During the first nine months of 2008 and 2007, the Company granted 400,000 and 1,265,000 options, respectively to employees and directors that were accounted for pursuant to SFAS No. 123(R).

During the first nine months of 2008 and 2007, the Company granted 600,000 and 900,000 warrants, respectively to non-employees that were accounted for pursuant to SFAS No. 123(R) and 123.

See detailed discussion of stock based compensation in Note 7.

2. UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The accompanying unaudited consolidated financial statements for the interim periods reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the unaudited consolidated financial position, operating results and cash flows for the periods presented.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2007 and notes thereto contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for the full year ending December 31, 2008.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007

3.   NOTES PAYABLE

Notes payable at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
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

As of September 30, 2008  the Company is in default under the December 28, 2006 Credit and Security Agreement with Baena as the result of our failure to maintain the required minimum borrowing base.  In August 2008, the Company entered into an agreement with Baena pursuant to which Baena agreed, retroactive to January 1, 2008, to waive its noncompliance with this covenant provided that, upon receipt of notice from Baena of a notice of noncompliance in any fiscal quarter (but only once per quarter) the Company issue to Baena warrants to purchase 150,000 shares of common stock at an exercise price of $0.01 per share and accrue a $150,000 fee payable at maturity or in the alternative pay an immediate fee equal to interest on the outstanding balance for 90 days at the rate of 5% per year.  In connection with the execution of this agreement, the Company agreed to issue to Baena warrants to purchase 450,000 shares of common stock and accrued $450,000 in fees with respect to the first three quarters of 2008.
	$5,490,864	5,040,864

In December 2006 the Company borrowed an aggregate $2,525,000 from Mercantile Capital, LLP, as evidenced by a promissory note. Interest on the note is payable monthly and bears interest at a rate of 12.75% per annum. Monthly payments consist of interest only with the full amount of the note due on December 31, 2008.	2,498,190	2,498,190

In June 2007 the Company borrowed $9,000 from a family member of our chief executive officer. The note bears interest at 8% per annum and is payable monthly, beginning June 1, 2007.	3,000	6,000

Total Notes Payable	$7,992,054	$7,545,054

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007

At September 30, 2008, the Company had the following outstanding accrued interest payable for all debt instruments:

Interest accrued on Notes Payable and Lines of Credit	$94,730
Interest accrued on non convertible related note	4,395
Total accrued interest payable, Convertible notes	$99,125

4.	CAPITAL LEASES

During the third quarter of 2007, the Company refinanced its outstanding capital leases with its ATM machine lender.  Obligations under capital lease of $692,883 are now payable in sixty monthly installments of $15,000 beginning July 2007.  The imputed interest rate on this lease refinance is 10.81%

Capital lease obligations at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Obligation under capital lease, imputed interest rate at 10.81%; due June 2012; collateralized by equipment	$552,908	648,301
Less: current maturities	(126,361)	(125,720)
Long term obligation, net of current portion	$426,547	522,581

Future minimum lease payments for equipment acquired under capital leases at September 30, 2008 are as follows:

2008	$50,072
2009	200,288
2010	200,288
2011	200,288
2012	100,143
Total minimum lease payments	751,079
Less amount representing interest	(198,171)
Present value of net minimum lease	552,908
Less current portion	(126,361)
$426,547

5.   DUE TO OFFICER

During the first quarter of  2008, the Company issued a note to its CEO totaling $245,000.  The note was issued in payment of the CEO's 2007 guaranteed bonus of $175,000 and $70,000 of wages the CEO deferred in 2007.  This loan bears interest at 30-day LIBOR plus 11% per annum, is unsecured and due on demand.  Previously issued loans from the CEO bear interest at 10% per annum, are unsecured and due on demand.  The outstanding principal and related accrued interest balance at September 30, 2008 was $409,893. Of the total, $4,395 represented accrued interest payable for one month at September 30, 2008.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007

6.	LINES OF CREDIT

Lines of credit at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Line of credit, interest is payable monthly at 9% per annum, the line is unsecured and due on demand. This line has been established with one of the Company’s casino customers. This line is currently being disputed and there has been an interim reward issued. See Note 8 (4) and Note 12.	$-	$922,827

Line of credit, non-interest bearing, the line is unsecured and due on demand. This line has been established with one of our casino customers.	336,474	761,175

Line of credit, the line is unsecured and due on demand. The Company pays a fixed stated amount of interest totaling $1,000 per month. The payments are recorded and charged to interest expense. This line has been established with one of our casino customers. At June 30, 2008, the Company had recorded related accrued interest payable of $1,000 in connection with this line of credit.	-	790,217

Line of credit, non-interest bearing, the line is unsecured and due on demand. This line has been established with one of our casino customers.	1,594,587	-

Total Lines of Credit	$1,931,061	$2,474,219

7.   STOCKHOLDERS’ DEFICIT

Nine Months Ended September 30, 2008

(A)	Common Stock Issuances

(1)	Cash

None

(2)	Services

None

(3)	Exercise of Options/Warrants

None

(B)	Accrued Penalty Shares

At September 30, 2008, pursuant to the terms of a prior common stock offering with registration rights, the Company has accrued penalties in the amount of 142,500 shares with respect to a delay in registering shares sold in a prior common stock offering.  The Company has valued these shares at $81,048 based on the quoted closing trading price every two weeks when the penalty accrued.  The fair value of the penalty has been recorded as a component of accrued expenses.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007

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

None

(4)	Weighted Average Assumptions for 2008 Option Grants

None

Employee stock option activity for the nine months ended September 30, 2008 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2007	8,918,280	$0.12
Granted	400,000	0.01
Exercised	-	-
Cancelled/Expired	-	-

Outstanding at September 30, 2008	9,318,280	$0.13

The following table summarizes the Company's employee stock options outstanding at September 30, 2008:

Options Outstanding

Range of Exercise		Weighted Average	Weighted Average
Price	Number	Remaining Life	Exercise Price

0.01	7,125,780	5. 26-9.52	0.01
0.23 - 0.26	727,500	8.13-9.23	.024
0.38 - 0.42	1,065,000	5.71-8.46	0.39
0.70 - 0.77	212,500	5.59-6.30	0.75
2.00-2.28	187,500	4.67-5.09	2.11
	9,318,280		0.13

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007

At September 30, 2008, 9,318,280 stock options are exercisable with a weighted average exercise price of $.13.

(D)	Warrants

(1)	Warrant Grants – Consultants

In July 2008, warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.01 per share were granted to Baena Advisors, LLC pursuant to a Second Loan Modification and Reaffirmation Agreement executed in July 2008.  The Company valued these shares at $131,940, the fair market value based on the Black-Scholes model, and accordingly recorded a noncash compensation expense in the same amount.

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

(3)	Warrant Forfeitures

In June 2008, 75,000 warrants held by a non-related individual with an exercise price of $1.00 per share expired.

In June 2008, 125,000 warrants held by a non-related party with an exercise price of $4.00 per share expired.

Warrant activity for the period ended September 30, 2008 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2007	3,820,000	$0.37
Granted	600,000	0.01
Exercised	-	-
Cancelled/Expired	200,000	-

Outstanding at September 30, 2008	4,220,000	$0.15

Warrants Outstanding

Range of Exercise		Weighted Average	Weighted Average
Price	Number	Remaining Life	Exercise Price
0.01	2,877,500	4.03-9.76	0.01
0.30-0.37	870,000	0.95-8.34	0. 36
0.40	15,000	7.01	0.40
0.44	15,000	7.01	0.44
0.47-0.51	30,000	6.92-7.01	0.49
0.70	300,000	8.34	-
2.40	112,500	0.07-4.50	2.40
	4,220,000

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007

All outstanding warrants are exercisable at September 30, 2008, with the exception of 300,000 warrants issued to a consultant of the Company.

8.	COMMITMENTS AND CONTINGENCIES

(1)	Operating Leases

In connection with converting all of the Available Money ATM's, the Company now pays rent to various mall properties where it has ATM machines. These monthly rents average $26,700 per month.

The Company is party to a 39-month lease agreement pursuant to which it rents office space in Pennsylvania at a monthly rent of $2,635. This Lease expired February 2008 and the Company is now on a month to month lease.

The Company's total rent expense under operating leases was $289,380 and $264,668 for the nine months ended September 30, 2008 and 2007, respectively.

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

As of September 30, 2008 the Company has recorded $288,469 of accrued commissions on casino contracts.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007

(3)	Employment Agreements

(A)	CEO

(1)	Employment Agreement

In January 2004, the Company entered into a five-year employment agreement with its Chairman, President and Chief Executive Officer.  In addition to an annual salary of $350,000 per year (subject to annual increases at the discretion of the Board of Directors )  (the "Base Salary"), the employment agreement provides for a $200,000 signing bonus, a guaranteed bonus equal to 50% of his Base Salary in any calendar  year (the  "Guaranteed  Bonus" )   and a discretionary incentive bonus of up to 50% of his Base Salary in any calendar year pursuant to a bonus program to be adopted by the Board of Directors (the "Incentive Bonus").  Pursuant to his employment agreement, the officer is entitled to fringe benefits including participation in retirement plans, life insurance, hospitalization, major medical, paid vacation, a leased automobile and expense reimbursement.  At September 30, 2008, the Company had accrued $131,250 for bonus.

(2)	Commissions Payable

The Company pays sales commissions to sales persons closing various contracts. The CEO was paid $26,958 in sales commissions for the first nine months of 2008.

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

None

9.  CUSTOMER CONCENTRATIONS

For the nine months ended September 30, 2008, approximately 41% of total revenues were derived from operations at one full service casinos.  Two other customers represented approximately 30% of our total revenues for the nine months ended September 30, 2008.

MONEY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND AS AT DECEMBER 31, 2007

For the year ended December 31, 2007, approximately 63% of total revenues were derived from operations at two full service casinos.  Two other customers represented approximately 20% of our total revenue for the year ended December 31, 2007.

10.  CASH RENTAL PROGRAM AND RELATED INTEREST EXPENSE

Included in interest expense are monies owed to an unrelated vendor for interest charges.  The interest is based on the amount of cash in the Company’s Available Money ATM machines and network and is calculated on a daily basis.  The balance of this cash funded by the bank in the Company’s ATM machines at September 30, 2008 was approximately $404,000.  The interest rate on the $404,000 is prime minus 5/8.  Effectively the Company rents this cash.  The Company does not reflect this cash as an asset or the loan as a liability on its balance sheet at September 30, 2008.  Interest expense from this cash was $53,731 for the nine months ended September 30, 2008.

11.  GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit of $11,026,913, a stockholders' deficit of $9,107,544 and an accumulated deficit of $26,248,570 at September 30, 2008.  The Company also reflected a net loss of $1,848,233 for the nine months ended September 30, 2008.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Current Overview

In our last quarterly filing we noted that 2008 was developing into a year of significant change domestically and internationally. We also noted that the weakening economy, industry consolidation, and falling stock prices for the gaming companies would create immense opportunity for Money Centers of America.  In the third quarter of 2008 there was not only change, but complete shifts in the landscape of the global economy.  Although the current economic climate poses challenges to all businesses, we believe that this environment has magnified the opportunities and market position for Money Centers of America.

Our core business of providing outsourced cash access services to the Gaming Industry continues to be strong and we  expect to experience continued growth in this segment of our market.  Toward the end of the third quarter, the opportunities provided by our OnSwitch™ Transaction Management System have transformed into recognized revenue and positive operating cash flow.  As part of the signing of  a  contract with a  new customer we also completed our Phase One installation at four new casino locations that will contribute substantial revenue growth for the fourth quarter and beyond.  With every new OnSwitch™ installation  we challenge the status quo and continue what we believe will be the trend towards a paradigm shift in the Gaming Industry with "needle moving" economics for the Gaming Operators.

The continuing economic trends place an even higher value on the already compelling financial benefits of OnSwitch™, in addition to the value and peace of mind from being the most reliable payment processing technology that already drives one of every six ATMs in the entire US,. The result is that Money Centers of America has never been better positioned to break through the barriers to realizing our true potential for explosive growth.

We still have challenges associated with our size and current capitalization. The biggest barriers to our market penetration continue to be centered around the Gaming Industry’s strong hold to maintain the status quo due to the fear of the unknown and the “nobody ever got fired for buying IBM” mentality of the middle management of  our prospective customers.  We are currently negotiating extensions to our credit facilities so that the positive impact from our new business, and the resulting positive cash flow, will be reflected in our year-end financials allowing us to secure more competitive and traditional credit facilities.

We anticipate that the challenges and margin erosion that has plagued our competitors who only provide outsourced services will not only continue but will escalate.  For several years we have  predicted that companies providing cash access services to the gaming industry would face some unique challenges in the next ten years.  We stated that one reason was that historically; providers of cash access services to the gaming industry had enjoyed high cash flow margins that were generally higher than experienced by other industries. Growing competition and the maturing of the market has resulted in a decline in these margins as companies have begun marketing their services based on price rather than innovation or value added services.  We also believed these changes to the landscape would ultimately lead to industry consolidation.  As we now know many companies in the industry have merged, been acquired or have recapitalized in order adapt to the change. After the recent consolidations, we are now one of only two public stand alone, single source companies to compete for this business.  Although the outsourced services market has matured from a pricing perspective, the demand for the services from the end user is still strong.  We believe our market position as the only company capable of delivering an enterprise payment solution that eliminates the need to outsource and revenue share will result in significant growth across all our deployment channels.

We continue to believe that organic growth through sales by internal salespeople is usually the most efficient and profitable growth strategy in the cash services business.  Much of our historical growth has occurred in this manner.  We realize that recognizing industry trends is no assurance of success.  We have also complimented our internal sales strategy by creating relationships with independent sales organizations that have established relationships with gaming operators nationwide.  Although our sales commissions will be higher at gaming establishments entered through this sales channel, we will not be burdened with the up-front salary, travel and entertainment costs associated with the traditional internal sales approach.  This sales channel should prove to be even more valuable with the OnSwitch™ model.

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

Results of Operations
Three Months Ended September 30, 2008 (Unaudited) vs. Three Months Ended September 30, 2007 (Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Change
Net Loss	$(745,608)	$(719,348)	$(26,260)
Revenues	2,832,830	2,194,391	638,439
Cost of revenues	2,033,084	1,718,472	314,612
Commissions & Rents Paid	955,062	952,601	2,461
Wages & Benefits	420,546	391,726	28,820
Processing Fee & Service Charges	278,172	257,012	21,160
Bad Debts	68,752	12,559	56,193
ATM Lease Fees & Maintenance	64,506	38,272	26,234
Cash Replenishment Services	22,913	23,032	(119)
Hardware Fees	112,460	-	112,460
Implementation Fees	58,750	-	58,750
Gross Receipts Tax	37,436	31,730	5,706
Other	14,487	11,540	2,947
Gross Profit	799,746	475,919	323,827
Selling, General and Administrative Expenses	445,394	412,554	32,840
Contributions	2,500	4,660	(2,160)
Management Compensation	173,750	173,750	-
Marketing	517	619	(102)
Professional Fees	59,563	73,844	(14,281)
Trade Show & Sponsorships	1,025	-	1,025
Travel	54,763	50,176	4,587
Other	153,276	109,505	43,771
Noncash Compensation	131,940	195,984	(64,044)
Depreciation and amortization	205,121	224,327	(19,206)
Settlement expenses	-	5,000	(5,000)
Interest expense, net	(778,421)	(385,448)	392,973
Gain on Sale of Equipment	15,522	-	15,522
Other income (expenses)	-	28,046	(28,046)

Our net loss increased by approximately $26,000 during the three months ended September 30, 2008 primarily due to the fact that and increase in gross profit of $324,000 was offset by a $450,000 interest penalty ($150,000 for each of the first three quarters of 2008) to our primary lender resulting from noncompliance with financial covenants.  The Company is currently in negotiations with Baena to extend the maturity date of the note and to amend various financial covenants. We had a one time gain on sale of various equipment related to a new contract, and a decrease in various general and administrative expenses.

Our revenues as a whole increased by approximately 29.1% during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The Money Centers and MCA of Wisconsin portfolios (consisting primarily of full-service casino contracts) increased 34% or $636,946.  We lost approximately $46,000 in revenues from the loss of contracts in the 2nd quarter 2008.  We added $245,003 in revenues from new contracts, as well as $329,178 and $321,000 in revenue from the sale of equipment and OnSwitch™ revenue related to a new contract  while the remaining Money Centers casinos same store sales remained relatively unchanged from same quarter last year with the exception of Rolling Hills which was down 27% or $95,464 due to the ongoing conversion and implementation of OnSwitch™.  The Available Money portfolio (consisting of ATM contracts) decreased 55% or $180,000 primarily due to termination of the Tropicana contract.

Our cost of revenues increased by approximately $314,000 during the three months ended September 30, 2008 primarily due to higher commissions negotiated on contract renewals with some of our casino customers.  We incurred hardware fees of $112,460 for equipment that was sold to a customer.  Additionally, as part of our refinancing with our ATM supplier, we paid $33,000 in ATM lease fees & maintenance.

Our selling, general and administrative expenses remained relatively the same for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 (Unaudited) vs. Nine Months Ended September 30, 2007 (Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Change
Net Loss	$(1,848,233)	$(2,502,533)	$654,300
Revenues	7,484,332	6,573,827	910,505
Cost of revenues	5,831,086	5,151,128	679,958
Commissions & Rents Paid	2,895,373	2,815,278	80,095
Wages & Benefits	1,312,090	1,220,002	92,008
Processing Fee & Service Charges	820,131	781,545	38,586
Bad Debts	96,482	72,677	23,805
ATM Lease Fees & Maintenance	197,595	54,078	143,517
Cash Replenishment Services	72,081	69,938	2,143
Hardware Fees	221,706	-	221,706
Gross Receipts Tax	116,050	101,469	14,581
Implementation Fees	58,750	-	58,750
Other	40,828	36,141	4,687
Gross Profit	1,653,246	1,422,699	230,547
Selling, General and Administrative Expenses	1,699,858	1,372,817	327,041
Contributions	11,360	14,290	(2,930)
Management Compensation	521,250	519,559	1,691
Marketing	8,734	20,868	(12,134)
Professional Fees	479,114	257,546	221,568
Trade Show & Sponsorships	13,675	53,669	(39,994)
Travel	201,888	142,314	59,574
Other	463,837	364,571	99,266
Noncash Compensation	319,670	816,979	(497,309)
Depreciation and amortization	640,517	670,031	(29,514)
Settlement Expenses	-	5,000	(5,000)
Interest expense, net	(1,478,472)	(1,105,076)	373,396
Gain on Sale of Equipment	25,476	-	25,476
Gain on Settlement of Liabilities	604,062	-	604,062
Other income (expenses)	7,500	44,671	(37,171)

Our net loss decreased by approximately $650,000 during the nine months ended September 30, 2008 primarily due to a decrease  in non cash compensation and the gain on the settlement of the Campo litigation, offset by the legal fees paid to reach that settlement, an increase in cost of revenues and a $450,000 interest penalty ($150,000 for each of the first three quarters of 2008) to our primary lender for noncompliance with financial covenants. The Company is currently in negotiations with Baena to extend the maturity date of the note and to amend various financial covenants.

Our revenues as a whole increased by approximately 14% during the nine months months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The Money Centers and MCA of Wisconsin portfolios (consisting primarily of full-service casino contracts) increased 17.4% or $982,621.  We lost approximately $123,000 in revenues from the loss of contracts in the 2nd quarter 2008.  We added $504,862 in revenues from new contracts, a gained $329,178 in revenue from the proceeds of equipment sales related to a new contract and we added $514,500 from OnSwitch™ revenue while the remaining Money Centers casinos same store sales remained relatively unchanged from same quarter last year with the exception of Rolling Hills which was down 13% or $137,372 due to the ongoing conversion and implementation of OnSwitch™.  The Available Money portfolio (consisting of ATM contracts) decreased 27% or $255,846 primarily due to termination of the Tropicana contract.

Our cost of revenues increased by approximately $680,000 during the nine months ended September 30, 2008 primarily due to higher commissions negotiated on contract renewals with some of our casino customers.  We incurred hardware fees of $221,706 for equipment that was sold to customers.  Additionally, as part of our refinancing with our ATM supplier, we paid $99,000 in ATM lease fees & maintenance.

Our selling, general and administrative expenses increased by approximately $327,000 during the nine months ended September 30, 2008 primarily due to an increase in legal fees attributed to the Campo litigation in the amount of $180,000 and and increase in travel primarily related to MCA employees’ attendance at the arbitration,  Other selling, general and administrative expenses increased approximately $99,000 primarily due to increases in expenses such as lease expense and meals & entertainment.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the fiscal quarter ended September 30, 2008 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Changes in Financial Position, Liquidity and Capital Resources

	Nine Months Ended September 30, 2008 ($) (Unaudited)	Nine Months Ended September 30, 2007 ($) (Unaudited)	Change ($)
Net Cash Provided by (Used in) Operating Activities	988,425	(988,841)	1,977,266
Net Cash Used in Investing Activities	(342,551)	(204,599)	(137,952)
Net Cash Used in Financing Activities	(830,240)	(21,194)	(809,046)

Net cash provided by operations increased by approximately $2,000,000 due to our lower net loss and a $1,501,201 increase in deferred revenue in the form of deposits from a casino customer for the licensing of OnSwitch™, and an accrual for amounts due to Campo after arbitration offset by prepaid expenses related to deferred revenue.

Net cash used in investing activities increased during the nine months ended September 30, 2008 primarily due to increased investment in our Postilion platform for OnSwitchTM in the first three quarters of 2008.

Net cash used in financing activities increased during the nine months ended September 30, 2008 primarily due to reductions in the utilization of short-term lines of credit offset by the accrual of $450,000 in fees due our primary lender for covenant noncompliance.

A significant portion of our existing indebtedness is a $5,490,864 term loan from Baena Advisors, LLC.  This loan bears interest at 30-day LIBOR plus 13%, payable monthly, and is due February 28, 2009.  Under the terms of this loan, we are required to maintain a minimum level of cash and cash equivalents  of not less than $5,500,000 on a 30-day average basis and not less than $5,000,000 at any one time.  We currently are not in compliance with this covenant at all times.  As a result, Baena has the right, which it has not exercised, to demand payment of the principal balance of the loan.

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

The Company is currently in negotiations with Baena and Mercantile to extend the maturity date of each note and to amend various financial covenants in each note.

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

Due to our accumulated deficit of $26,248,570 as of September 30, 2008 and our net losses and cash provided by operations of $1,848,233 and $988,425, respectively, for the period ended September, 2008, our independent auditors have raised substantial doubt about our ability to continue as a going concern.  While we believe that our present plan of operations will be profitable and will generate positive cash flow, there is no assurance that we will generate net income or positive cash flow for 2008 or at any time in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No information is required to be disclosed under this item.

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher M. Wolfington, our Chief Executive Officer and Jason P. Walsh, our Chief Financial Officer.  Based upon that evaluation, Mr. Wolfington and Mr. Walsh concluded that our disclosure controls and procedures are effective.

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

Item 1 - Legal Proceedings

Although we are not currently involved in any litigation or legal disputes, we are, from time to time during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2 – Unregistered Sales of Equity Securities  and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

As of September 30, 2008 we are in default under the December 28, 2006 Credit and Security Agreement with Baena Advisors, LLC as the result of our failure to maintain the required minimum borrowing base.  We have made all required payments under the Credit and Security Agreement and the lender has not taken any action with respect to the default.

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

31.1
Certification dated November 19, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Christopher M. Wolfington, Chief Executive Officer and Chief Financial Officer.

31.2
Certification dated November 19, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason P. Walsh, Chief Financial Officer.

32
Certification dated November 19, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Christopher M. Wolfington, Chief Executive Officer and Jason P. Walsh, Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONEY CENTERS OF AMERICA, INC.

Date: November 19, 2008	By:	/s/ Christopher M. Wolfington
Christopher M. Wolfington Chief Executive Officer

Date: November 19, 2008	By:	Jason P. Walsh
Jason P. Walsh Chief Financial Officer